Form 10-Q
period 2021-09-30
Lyell Immunopharma, Inc.
filed 2021-11-12
CIK 1806952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40502

Lyell Immunopharma, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1300510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 Haskins Way South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 695-0677

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	LYEL	The Nasdaq Global Select Market

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

As of November 5, 2021, the registrant had 240,471,497 shares of common stock, $0.0001 par value per share, outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lyell Immunopharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$393,504	$140,406
Short-term marketable securities	225,417	472,213
Prepaid expenses and other current assets	12,226	4,928
Total current assets	631,147	617,547
Restricted cash	466	466
Long-term marketable securities	317,511	79,995
Other investments	83,448	83,448
Property and equipment, net	115,857	77,045
Right-of-use assets, net	47,236	47,010
Other non-current assets	2,669	2,769
Total assets	$1,198,334	$908,280

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,526	$9,396
Accrued liabilities and other current liabilities	25,058	28,021
Success payment liabilities	25,116	5,773
Deferred revenue	5,581	6,095
Total current liabilities	59,281	49,285
Operating lease liabilities, non-current	65,684	50,957
Deferred revenue, non-current	81,883	89,066
Other non-current liabilities	5,012	532
Total liabilities	211,860	189,840
Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; zero and 195,021 shares authorized at September 30, 2021 and December 31, 2020, respectively; zero and 194,474 shares issued and outstanding at September 30, 2021 and at December 31, 2020, respectively	-	1,010,968
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000 and zero shares authorized at September 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; 500,000 and 264,905 shares authorized at September 30, 2021 and December 31, 2020, respectively; 239,789 and 15,570 shares issued and outstanding at September 30, 2021 and at December 31, 2020, respectively	24	2
Additional paid-in capital	1,487,171	41,357
Accumulated other comprehensive (loss) income	(65)	256
Accumulated deficit	(500,656)	(334,143)
Total stockholders' equity (deficit)	986,474	(292,528)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$1,198,334	$908,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyell Immunopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$2,755	$1,070	$7,828	$5,444
Operating expenses (income):
Research and development	31,433	24,501	119,408	147,153
General and administrative	21,241	13,570	57,184	32,012
Other operating income, net	(758)	(158)	(1,526)	(1,308)
Total operating expenses	51,916	37,913	175,066	177,857
Loss from operations	(49,161)	(36,843)	(167,238)	(172,413)
Interest income	270	1,096	842	5,318
Other income (expense), net	16	28	(117)	1,480
Net loss	(48,875)	(35,719)	(166,513)	(165,615)
Other comprehensive (loss) gain:
Net unrealized (loss) gain on marketable securities	(138)	(598)	(321)	139
Net comprehensive loss	$(49,013)	$(36,317)	$(166,834)	$(165,476)
Net loss attributed to common stockholders:
Net loss	$(48,875)	$(35,719)	$(166,513)	$(165,615)
Deemed dividends upon repurchase of convertible preferred stock	-	-	-	(3,582)
Net loss attributed to common stockholders	$(48,875)	$(35,719)	$(166,513)	$(169,197)
Net loss per common share, basic and diluted	$(0.20)	$(2.57)	$(1.66)	$(13.40)
Weighted-average shares used to compute net loss per common share, basic and diluted	239,384	13,893	100,603	12,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyell Immunopharma, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands)

(unaudited)

						Accumulated
					Additional	Other
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of June 30, 2021	-	$-	238,549	$24	$1,473,639	$73	$(451,781)	$1,021,955
Initial public offering costs	-	-	-	-	(39)	-	-	(39)
Issuance of common stock upon exercise of stock options	-	-	265	-	529	-	-	529
Stock-based compensation	-	-	975	-	13,042	-	-	13,042
Other comprehensive loss	-	-	-	-		(138)	-	(138)
Net loss	-	-	-	-	-	-	(48,875)	(48,875)
Balance as of September 30, 2021	-	$-	239,789	$24	$1,487,171	$(65)	$(500,656)	$986,474

						Accumulated
					Additional	Other
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit) Equity
Balance as of December 31, 2020	194,474	$1,010,968	15,570	$2	$41,357	$256	$(334,143)	$(292,528)
Proceeds from initial public offering, net of $33,198 in issuance costs	-	-	25,000	2	391,800	-	-	391,802
Conversion of convertible preferred stock to common stock	(194,474)	(1,010,968)	194,474	20	1,010,948	-	-	1,010,968
Issuance of common stock upon exercise of stock options	-	-	776	-	2,043	-	-	2,043
Stock-based compensation	-	-	3,969	-	41,023	-	-	41,023
Other comprehensive loss	-	-	-	-	-	(321)	-	(321)
Net loss	-	-	-	-	-	-	(166,513)	(166,513)
Balance as of September 30, 2021	-	$-	239,789	$24	$1,487,171	$(65)	$(500,656)	$986,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyell Immunopharma, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands)

(unaudited)

						Accumulated
					Additional	Other
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of June 30, 2020	194,474	$1,010,968	13,097	$1	$18,266	$1,191	$(259,567)	$(240,109)
Stock-based compensation	-	-	1,207	-	9,783	-	-	9,783
Other comprehensive loss	-	-	-	-	-	(598)	-	(598)
Net loss	-	-	-	-	-	-	(35,719)	(35,719)
Balance as of September 30, 2020	194,474	$1,010,968	14,304	$1	$28,049	$593	$(295,286)	$(266,643)

						Accumulated
					Additional	Other
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of December 31, 2019	152,116	$519,163	11,181	$1	$18,108	$454	$(129,671)	$(111,108)
Issuance of Series C convertible preferred stock, net of $533 in issuance costs	42,905	492,467	-	-	-	-	-	-
Issuance of common stock to strategic partners	-	-	275	-	1,004	-	-	1,004
Issuance of common stock for asset acquisition	-	-	688	-	4,000	-	-	4,000
Repurchase of convertible preferred stock	(547)	(662)	-	-	(3,582)	-	-	(3,582)
Issuance of common stock upon exercise of stock options	-	-	15	-	35	-	-	35
Repurchase of common stock	-	-	(2,032)	-	(11,806)	-	-	(11,806)
Stock-based compensation	-	-	4,177	-	20,290	-	-	20,290
Other comprehensive income	-	-	-	-	-	139	-	139
Net loss	-	-	-	-	-	-	(165,615)	(165,615)
Balance as of September 30, 2020	194,474	$1,010,968	14,304	$1	$28,049	$593	$(295,286)	$(266,643)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyell Immunopharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(166,513)	$(165,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,059	2,842
Stock-based compensation expense	41,023	20,290
Change in fair value of success payment liabilities	19,343	3,793
Change in fair value of warrants	199	(1,295)
Non-cash lease expense	1,486	4,694
Non-cash expense in connection with asset acquisition	-	3,529
Net amortization or accretion on marketable securities	1,434	67
Loss on property and equipment disposals	496	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(6,811)	(596)
Accounts payable	(8)	(616)
Accrued liabilities and other current liabilities	10,792	4,209
Deferred revenue	(7,697)	(5,444)
Other non-current liabilities	4,121	-
Net cash used in operating activities	(93,076)	(134,142)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(55,236)	(26,600)
Sales of property and equipment	40	-
Purchases of marketable securities	(539,541)	(723,487)
Sales and maturities of marketable securities	547,066	480,631
Purchases of other investments	-	(36,447)
Net cash used in investing activities	(47,671)	(305,903)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of issuance costs	391,802	-
Proceeds from issuance of convertible preferred stock, net of issuance costs	-	492,467
Proceeds from exercise of stock options	2,043	35
Payments for the repurchase of common stock	-	(11,806)
Payments for the repurchase of preferred stock	-	(4,244)
Net cash provided by financing activities	393,845	476,452
Net increase in cash, cash equivalents and restricted cash	253,098	36,407
Cash, cash equivalents and restricted cash at beginning of period	140,872	98,472
Cash, cash equivalents and restricted cash at end of period	$393,970	$134,879
Represented by:
Cash and cash equivalents	$393,504	$134,413
Restricted cash	466	466
Total	$393,970	$134,879
SUPPLEMENTAL CASH FLOW INFORMATION
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$1,010,968	$-
Purchases of property and equipment included in accounts payable and accrued liabilities	$5,432	$18,439
Operating lease right-of-use assets obtained in exchange for lease obligations	$-	$30,475
Remeasurement of operating lease right of use asset for lease modification	$4,078	$2,963
Cash received for amounts related to tenant improvement allowances	$11,063	$2,705
Cash paid for amounts included in the measurement of lease liabilities	$5,658	$3,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lyell Immunopharma, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Lyell Immunopharma, Inc. (the “Company”) was incorporated in Delaware in June 2018. The Company is a T cell reprogramming company dedicated to the mastery of T cells to cure patients with solid tumors. The Company is building a multi-modality product pipeline. The Company’s primary activities since incorporation have been to develop T cell therapies, perform research and development, acquire technology, enter into strategic collaboration and license arrangements, enable manufacturing activities in support of its product candidate development efforts, organize and staff the Company, conduct business planning, establish its intellectual property portfolio, raise capital and provide general and administrative support for these activities.

Initial Public Offering

In June 2021, the Company successfully completed its initial public offering (“IPO”) of its common stock. In connection with its IPO, the Company issued and sold 25,000,000 shares of common stock at an IPO price of $17.00 per share. The Company received $391.8 million in net proceeds, after deducting underwriting discounts and commissions of $29.8 million and offering expenses of $3.4 million. Upon the closing of the IPO, 194,474,431 shares of convertible preferred stock then outstanding converted into an equivalent number of shares of common stock. The related carrying value of the converted preferred stock of $1.0 billion was reclassified to common stock and additional paid in-capital.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements include the accounts of Lyell Immunopharma, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and balances are eliminated in consolidation.

The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date. Certain information and footnote disclosures typically included in the Company's audited consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented, but are not necessarily indicative of results to be expected for any future annual or interim period.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company maintains its cash and cash equivalents and restricted cash with high quality, accredited financial institutions. These amounts, at times, may exceed federally insured limits. The Company also makes short-term investments in money market funds, U.S. Treasury securities, U.S. government agency securities and corporate debt securities, which can be subject to certain credit risk. However, the Company mitigates the risks by investing in high-grade instruments, limiting exposure to any one issuer or type of investment and monitoring the ongoing creditworthiness of the financial institutions and issuers. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to significant risk on these funds. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2021, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in the Company’s audited financial statements included in the Prospectus, with the exception of revenue recognition related to licenses of intellectual property during the nine months ended September 30, 2021.

Revenue

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, ("ASC 606") the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the performance obligation is satisfied.

In applying the ASC 606 framework, the Company must apply judgment to determine the nature of the promises within a revenue contract and whether those promises represent distinct performance obligations. In determining the transaction price, the Company does not include amounts subject to uncertainties unless it is probable that there will be no significant reversal of cumulative revenue when the uncertainty is resolved. Milestone and other forms of variable consideration that the Company may earn are subject to significant uncertainties of research and development related achievements, which generally are deemed not probable until such milestones are actually achieved. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Additionally, the Company develops assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. The Company then allocates the total transaction price to each performance obligation based on the estimated standalone selling prices of each performance obligation, for which it recognizes revenue as or when the performance obligations are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the variable consideration and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis.

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

3. Collaboration, License and Success Payment Agreements

Fred Hutch

In 2018, the Company entered into a license agreement with Fred Hutchinson Cancer Research Center (“Fred Hutch”) pertaining to certain patent rights. In 2018, the Company also entered into a research and collaboration agreement (“Fred Hutch Collaboration Agreement”), focused on research and development of cellular immunotherapy products and the Company recognized $1.1 million and $1.0 million of research and development expenses in connection with the Fred Hutch Collaboration Agreement for the three months ended September 30, 2021 and 2020, respectively, and $3.1 million and $3.0 million for the nine months ended September 30, 2021 and 2020, respectively.

In 2018, the Company also granted Fred Hutch rights to certain success payments. The potential payments for the Fred Hutch success payments are based on multiples of increased value ranging from 10x to 50x based on a comparison of the estimated per share fair value of the Series A convertible preferred stock, or any security into which such stock has been converted or for which it has been exchanged, relative to its original $1.83 per share issuance price. Upon the closing of the IPO, all shares of Series A convertible preferred stock then outstanding converted into an equivalent number of shares of common stock. The aggregate success payments to Fred Hutch are not to exceed $200.0 million, which would only occur upon a 50 times increase in value. Each threshold is associated with a success payment, ascending from $10.0 million at $18.29 per share to $200.0 million at $91.44 per share, payable if such threshold is reached during the measurement period. Any previous success payments made are credited against the success payment owed as of any valuation date, such that Fred Hutch does not receive multiple success payments in connection with the same threshold. The term of the success payment agreement ends on the earlier to occur of (i) the nine year anniversary of the date of the agreement and (ii) a change in control transaction.

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

The estimated fair value of the success payments to Fred Hutch as of September 30, 2021 and December 31, 2020 was $21.7 million and $8.0 million, respectively. The success payment liability is estimated at fair value at inception and at each subsequent reporting period and the expense is accreted over the service period of the Fred Hutch Collaboration Agreement. With respect to Fred Hutch success payment obligations, the Company recognized expense of $(0.8) million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively, and $14.1 million and $3.8 million for the nine months ended September 30, 2021 and 2020, respectively. Expense associated with success payment obligations was recorded in research and development expense.

Stanford

In January 2019, the Company entered into a license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford”) pertaining to certain patent rights. In October 2020, the Company entered into a research and collaboration agreement with Stanford (“Stanford Collaboration Agreement”), focused on research and development of cellular immunotherapy products. The Company recognized $0.8 million and $2.3 million of research and development expenses in connection with the Stanford Collaboration Agreement for the three and nine months ended September 30, 2021, respectively. As the Stanford Collaboration Agreement was entered into in October 2020, no expense was recognized for the three and nine months ended September 30, 2020.

In October 2020, the Company also granted Stanford rights to certain success payments. The potential payments for the Stanford success payments are based on multiples of increased value ranging from 10x to 50x based on a comparison of the estimated per share fair value of the Series A convertible preferred stock, or any security into which such stock has been converted or for which it has been exchanged, relative to its original $1.83 per share issuance price. At the closing of the IPO, all shares of Series A convertible preferred stock then outstanding converted into an equivalent number of shares of common stock. The aggregate success payments to Stanford are not to exceed $200.0 million, which would only occur upon a 50 times increase in value. Each threshold is associated with a success payment, ascending from $10.0 million at $18.29 per share to $200.0 million at $91.44 per share, payable if such threshold is reached during the measurement period. Any previous success payments made are credited against the success payment owed as of any valuation date, so that Stanford does not receive multiple success payments in connection with the same threshold. The term of each success payment agreement ends on the earlier to occur of (i) the nine year anniversary of the date of the agreement and (ii) a change in control transaction.

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

The estimated fair value of the success payments to Stanford as of September 30, 2021 and December 31, 2020 was $23.1 million and $8.9 million, respectively. The success payment liability is estimated at fair value at inception and at each subsequent reporting period and the expense is accreted over the service period of the Stanford Collaboration Agreement. With respect to Stanford success payment obligations, the Company recognized expense of $1.0 million for the three months ended September 30, 2021 and $5.2 million for the nine months ended September 30, 2021, which was recorded in research and development expense. As the rights to success payments were granted to Stanford in October 2020, no expense was recognized for the three and nine months ended September 30, 2020.

GSK

In 2019, the Company entered into a Collaboration and License Agreement, amended in June 2020 (“the GSK Agreement”) with GlaxoSmithKline Intellectual Property (No. 5) Limited and Glaxo Group Limited (together, “GSK”) for potential T cell therapies that apply the Company’s platform technologies and cell therapy innovations with T cell receptors (“TCRs”) or chimeric antigen receptors (“CARs”) under distinct collaboration programs. The GSK Agreement has defined two initial collaboration targets and allows GSK to nominate seven additional targets through July 2024. The Company is expected to perform research and development services for each selected target up until a defined point (the “GSK Option Point”), at which time GSK will decide whether or not to exercise an option to obtain a license from the Company (“License Option”) and take over the future development and commercialization. For each selected target, both parties will determine whether it will be developed under a Proof of Concept (“PoC”) Development Program or Component Development Program. For a PoC Development Program, the Company is expected to conduct both preclinical and clinical development for the target and present clinical trial data to GSK in connection with their evaluation of whether to exercise the License Option. For a Component Development Program, the Company is obligated to perform preclinical studies only. Along with the research activities, the Company appoints three representatives to the joint steering committee (“JSC”) and is responsible for the manufacture of all compounds and products necessary for its research and development activities.

The Company received a non-refundable upfront payment of $45.0 million under the GSK Agreement. The Company is entitled to certain payments upon the achievement of specified development and sales milestones (for each selected target that is already within GSK’s pipeline and meets certain criteria, the Company is eligible to receive up to an aggregate of approximately $400.0 million, and for each selected target that is not already within GSK’s pipeline and meets certain criteria, the Company is eligible to receive up to an aggregate of approximately $900.0 million) and tiered royalties on a per-product basis ranging from low to high single digits for targets that are already within GSK’s pipeline and meet certain criteria, or from high single digit to low teens for all other targets. The Company is also entitled to potential milestone payments based on validating the Company’s technology in a clinical setting up to an aggregate of approximately $200.0 million. Royalties and milestones are paid once per target, even if there is more than one Lyell innovation applied to a T cell therapy directed to that target. Any amounts received from GSK are generally non-refundable unless the Company terminates a collaboration target for safety or feasibility reasons and the funding received from GSK exceeds the costs incurred for the terminated target.

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

As of September 30, 2021, the transaction price was deemed to be $103.6 million, consisting of the upfront payment of $45.0 million under the GSK Agreement and the $58.6 million allocated from the GSK Stock Purchase Agreement. Other than the upfront payment and the amounts allocated from the GSK Stock Purchase Agreement, all other contingent consideration that may be earned under the GSK Agreement is subject to uncertainties including but not limited to target addition, research and investigational new drug enabling studies, initiation of clinical trials, and other related achievements. Consequently, the transaction price currently does not include any such contingent consideration that, if included, could result in a probable significant reversal of cumulative revenue when related uncertainties become resolved. The Company will re-evaluate the transaction price at each reporting period. If and when contingent consideration is included in the transaction price, it will be allocated to the two performance obligations proportionate to their SSPs and a cumulative catch up in revenue will be recorded for the portion of the services already completed. The remaining amounts will be deferred and recognized as the services are rendered.

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

The Company recognized revenue related to the research and development services for the two initial targets of $2.6 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively, and $7.7 million and $5.4 million for the nine months ended September 30, 2021 and 2020, respectively. Changes in deferred revenue during the nine months ended September 30, 2021 were as follows (in thousands):

Deferred revenue balance at December 31, 2020	$95,161
Revenue recognized during the period previously recorded in deferred revenue	(7,697)
Deferred revenue balance at September 30, 2021	$87,464

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

As of September 30, 2021, there were no contract assets or contract liabilities related to the license contract. None of the costs to obtain or fulfill the contract were capitalized. No license revenue was recognized for the three and nine months ended September 30, 2021.

PACT

In June 2020, the Company entered into an agreement (the "PACT Agreement”) with PACT Pharma, Inc. (“PACT”) to jointly develop and test a next generation personalized anti-cancer T cell therapy against solid tumors. The Company paid PACT an upfront non-refundable payment of $50.0 million upon execution of the PACT Agreement. In November 2020, the parties agreed to suspend research and development activity under the PACT Agreement, and neither party would be required to conduct any further work under the development plan (including manufacturing development) nor incur any financial obligations (including milestone payments) that might otherwise arise, for as long as the parties continued to negotiate in good faith to resolve the issues that have arisen between them relating to the PACT Agreement.

In June 2020 in connection with the entry into the PACT Agreement, the Company also entered into a stock purchase agreement with PACT (“PACT SPA”), pursuant to which the Company purchased 17,806,901 shares of PACT Series C-1 convertible preferred stock at a purchase price of $2.81 per share. As of the purchase date, the estimated fair value of the Series C-1 convertible preferred stock was $2.05 per share, and the difference between the estimated fair value of the preferred stock as of the purchase date and the purchase price of $13.6 million was deemed to be additional consideration for the PACT Agreement and recognized as research and development expense. As a result, the total upfront payment paid in connection with the PACT Agreement was $63.6 million and was included in research and development expense. The remaining $36.4 million associated with the PACT Series C-1 convertible preferred stock was recorded in other investments.

In February 2021, the Company filed a demand for arbitration seeking, among other things, rescission of the PACT Agreement and the PACT SPA and recovery of the consideration paid thereunder. An arbitration hearing has been scheduled to occur in March 2022.

NCI License Agreement

In December 2020, the Company entered into a license agreement with National Cancer Institute ("NCI") to access certain intellectual property for the development of treatment of human cancers. In connection with this agreement, the Company paid $100,000 upfront, and a prorated annual maintenance payment for 2020 of approximately $3,100, for total consideration of approximately $103,100, which was recorded in research and development expense for the year ended December 31, 2020. The Company is also required to pay NCI annual maintenance payments which, may be credited against earned royalties. Under the agreement, the Company may also be required to make certain prespecified development milestone payments up to an aggregate of $3.1 million, and prespecified commercial milestone payments up to a maximum aggregate of $12.0 million for all licensed products. In June 2021, the Company entered into an amendment to the license agreement with NCI to include additional intellectual property and one additional inventor. In connection with this amendment, the Company paid $25,000 upfront, which was recorded in research and development expense. Under the amendment, the Company may also be required to pay prespecified additional development milestone payments that total $75,000.

4. Cash Equivalents and Marketable Securities

The fair value and amortized cost of cash equivalents and marketable securities by major security type as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$331,349	$-	$-	$331,349
U.S. Treasury securities	249,817	41	(97)	249,761
U.S. government agency securities	103,950	25	(14)	103,961
Corporate debt securities	230,724	6	(26)	230,704
Total cash equivalents and marketable securities	$915,840	$72	$(137)	$915,775

Classified as:	Fair Value
Cash equivalents	$372,847
Short-term marketable securities	225,417
Long-term marketable securities	317,511
Total cash equivalents and marketable securities	$915,775

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$50,513	$-	$-	$50,513
U.S. Treasury securities	202,674	27	-	202,701
U.S. government agency securities	205,558	207	(1)	205,764
Corporate debt securities	211,086	34	(11)	211,109
Total cash equivalents and marketable securities	$669,831	$268	$(12)	$670,087

Classified as:	Fair Value
Cash equivalents	$117,879
Short-term marketable securities	472,213
Long-term marketable securities	79,995
Total cash equivalents and marketable securities	$670,087

As of September 30, 2021 and December 31, 2020 the fair value of securities held by the Company in an unrealized loss position was $312.5 million and $132.6 million, respectively, and as of September 30, 2021 and December 31, 2020, securities held by the Company in an unrealized loss position have been in the continuous loss position for less than 12 months. The Company determined that there was no material change in the credit risk of the above investments during the three and nine months ended September 30, 2021. As such, an allowance for credit losses has not been recognized. As of September 30, 2021, the Company does not intend to sell such securities, and it is not more-likely-than-not that the Company will be required to sell the securities prior to the recovery of the amortized cost basis. Gross realized gains and losses were de minimis for the three and nine months ended September 30, 2021 and 2020 and as a result, amounts reclassified out of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2021 and 2020 were also de minimis.

As of September 30, 2021 and December 31, 2020, all of the Company’s marketable securities had a maturity date of two years or less, were available for use and were classified as available-for-sale.

5. Other Investments

From time to time, the Company makes minority ownership strategic investments. As of both September 30, 2021 and December 31, 2020, the aggregate carrying amounts of the Company’s strategic investments in non-publicly traded companies were $83.4 million. These investments are measured at initial cost, minus impairment, if any, and plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There were no adjustments recorded to the carrying amount for other investments for the three and nine months ended September 30, 2021 and 2020.

In November 2020, the Company made a strategic equity investment of $13.0 million in Outpace Bio, Inc. (“Outpace”), a privately-held company, which represented a minority ownership interest at the time of the strategic investment. Outpace is engaged in the research and development of protein and cell technology platforms and has financed its activities via issuances of preferred stock. The Company determined that Outpace is a variable interest entity (“VIE”) as the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. The Company does not have majority voting rights, representation on Outpace’s board of directors or the power to direct the activities of this entity and, therefore, it is not the primary beneficiary. As of September 30, 2021 and December 31, 2020, the carrying value of the Company’s investment in Outpace is $13.0 million, which is recorded in other investments.

6. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$331,349	$-	$-	$331,349
U.S. Treasury securities	-	249,761	-	249,761
U.S. government agency securities	-	103,961	-	103,961
Corporate debt securities	-	230,704	-	230,704
Equity warrant investment	-	-	1,124	1,124
Total financial assets	$331,349	$584,426	$1,124	$916,899
Financial liabilities:
Success payment liabilities	$-	$-	$25,116	$25,116
Total financial liabilities	$-	$-	$25,116	$25,116

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$50,513	$-	$-	$50,513
U.S. Treasury securities	-	202,701	-	202,701
U.S. government agency securities	-	205,764	-	205,764
Corporate debt securities	-	211,109	-	211,109
Equity warrant investment	-	-	1,323	1,323
Total financial assets	$50,513	$619,574	$1,323	$671,410
Financial liabilities:
Success payment liabilities	$-	$-	$5,773	$5,773
Total financial liabilities	$-	$-	$5,773	$5,773

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

The Level 3 financial instruments include an equity warrant investment and success payment liabilities. The Company’s Level 3 financial instruments are valued using valuation models which include the Black-Scholes model for valuing the equity warrant investment and a Monte Carlo simulation for the success payment liabilities. To determine the estimated fair value of the success payments, the Company uses a Monte Carlo simulation methodology which models the future movement of stock prices based on several key variables combined with empirical knowledge of the process governing the behavior of the stock price. The following variables were incorporated in the estimated fair value of the success payment liabilities: fair value of the Company's common stock (Series A convertible preferred stock, prior to IPO), expected volatility, risk-free interest rate and the estimated number and timing of valuation measurement dates on the basis of which payments may be triggered. The computation of expected volatility was estimated based on available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption.

The following assumptions were incorporated into the calculation of the estimated fair value of the Fred Hutch success payment liability:

	September 30,	December 31,
	2021	2020
Fair value of common stock (Series A convertible preferred stock)	$14.80	$9.07
Risk-free interest rate	0.07% - 2.24%	0.10% - 1.52%
Expected volatility	75%	80%
Expected term (in years)	0.71 - 6.22	1.00 - 6.97

The following assumptions were incorporated into the calculation of the estimated fair value of the Stanford success payment liability:

	September 30,	December 31,
	2021	2020
Fair value of common stock (Series A convertible preferred stock)	$14.80	$9.07
Risk-free interest rate	0.07% - 2.24%	0.10% - 1.53%
Expected volatility	75%	80%
Expected term (in years)	0.71 - 8.00	1.00 - 8.75

The Company utilizes estimates and assumptions in determining the estimated success payment liabilities and associated expense. A small change in the valuation of the Company’s common stock may have a relatively large change in the estimated fair value of the success payment liability and associated expense.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets and liabilities (in thousands):

	Equity Warrant Investment	Success Payment Liabilities
Balance at December 31, 2020	$1,323	$5,773
Change in fair value (1)	(199)	19,343
Balance at September 30, 2021	$1,124	$25,116

(1) The change in fair value associated with the equity warrant investment is recorded in other income (expense), net and the change in fair value associated with success payment liabilities is recorded in research and development expense.

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

The following table summarizes the Company’s future minimum operating lease commitments, including expected lease incentives to be received, as of September 30, 2021 (in thousands):

Year ending December 31:
2021 (remaining three months)	$2,419
2022	10,698
2023	11,018
2024	11,347
2025	11,859
Thereafter	60,302
Total undiscounted lease payments	107,643
Less: imputed interest	(33,422)
Less: tenant improvement allowances	(6,993)
Total operating lease liabilities	$67,228

Reported as of September 30, 2021:
Short-term portion of lease liabilities (included in accrued liabilities and other current liabilities)	$1,544
Operating lease liabilities, non-current	65,684
Total	$67,228

The operating lease costs for all operating leases were $2.4 million and $2.9 million for the three months ended September 30, 2021 and 2020, respectively, and $7.1 million and $8.3 million for the nine months ended September 30, 2021 and 2020, respectively. The operating lease costs and total commitments for short-term leases were de minimis for the three and nine months ended September 30, 2021 and 2020. Variable lease costs for operating leases were $1.4 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and $3.7 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively.

In May 2021, the Company entered into a sublease, whereby the Company agreed to sublease approximately 11,000 rentable square feet of its space in South San Francisco, California currently leased by the Company. The sublease commenced in August 2021, is classified as an operating lease and will expire in March 2031. The monthly fixed payment due to the Company is $0.1 million, subject to annual rent increases in accordance with the contract.

In September 2021, the Company entered into a sublease with Sonoma Biotherapeutics, Inc. ("Sonoma"), a related party, whereby the Company agreed to sublease approximately 18,000 rentable square feet of space in South San Francisco, California currently leased by the Company. See Note 13, Related-Party Transactions. As a part of the sublease, in September 2021, the Company received a $4.6 million tenant improvement contribution payment, which will be recognized over the term of the sublease. The sublease commenced in September 2021, is classified as an operating lease and will expire in March 2031. The monthly fixed payment due to the Company is $0.1 million, subject to annual rent increases in accordance with the contract.

8. Convertible Preferred Stock

In March 2020, the Company sold 42,905,042 shares of its Series C convertible preferred stock at a price of $11.49 per share for proceeds of $492.5 million, net of issuance costs of $0.5 million.

In March 2020, the Company repurchased 546,806 shares of its Series A convertible preferred stock from a related party for a purchase price of $4.2 million.

Upon the closing of the IPO, 194,474,431 shares of convertible preferred stock then outstanding converted into an equivalent number of shares of common stock. As of September 30, 2021, no shares of convertible preferred stock were outstanding.

9. Stockholders' Equity

The Company amended and restated its certificate of incorporation effective June 2021, increasing the number of shares the Company has the authority to issue to 510.0 million shares, of which 500.0 million are common shares and 10.0 million shares are preferred stock.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2021, no shares of preferred stock were outstanding.

Common Stock

As of September 30, 2021 and December 31, 2020, there were 239,789,419 shares and 15,569,788 shares of the Company’s common stock outstanding, respectively, excluding 3,575,002 shares and 7,562,503 shares, respectively, of restricted stock awards (“RSAs”) outstanding that are subject to vesting requirements.

In March 2020, the Company repurchased 2,032,166 shares of its common stock from a related party for a purchase price of $11.8 million.

10. Stock-based Compensation

2021 Equity Incentive Plan

In June 2021, the Company adopted the 2021 Equity Incentive Plan ("2021 Plan"), which on the date of the underwriting agreement related to the Company's IPO became effective with an initial reserve of 26,662,087 shares, plus any shares subject to outstanding awards granted under the 2018 Equity Incentive Plan ("2018 Plan") that, on or after the effectiveness of the 2021 Plan, terminate or expire before exercise or settlement, are not issued because the award is settled in cash, are forfeited because of the failure to vest, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to (1) 5% of the total number of shares of the Company's common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company's board of directors no later than December 31 of the immediately preceding year. Under the 2021 Plan, the Company may grant incentive stock options, non-statutory stock options, RSAs, restricted stock units, stock appreciation rights, performance awards and other stock-based awards. Terms of stock awards, including vesting requirements, are determined by the Company's board of directors or by a committee authorized by the Company's board of directors, subject to provisions of the 2021 Plan. The term of any stock option granted under the 2021 Plan cannot exceed ten years. Generally, awards granted by the Company vest over four years, but may be granted with different vesting terms. In conjunction with adopting the 2021 Plan, the Company discontinued the 2018 Plan with respect to new equity awards.

As of September 30, 2021, 24.9 million shares were available for future issuance pursuant to the 2021 Plan.

2021 Employee Stock Purchase Plan

In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan ("2021 ESPP"), which became effective immediately prior to the execution of the underwriting agreement related to the Company's IPO with an initial reserve of 2,470,000 shares. The 2021 ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company's board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first date of an offering or on the purchase date. The number of shares of the Company's common stock reserved for issuance under the 2021 ESPP will automatically increase on

January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the immediately preceding year, and (2) 4,940,000 shares; provided, however, that the Company's board of directors may act to provide a lesser increase in number of shares. The Company may specify offerings with durations not more than 27 months and may specify shorter purchase periods within each offering. No shares have been issued under the 2021 ESPP as of September 30, 2021.

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

Stock-based Compensation Expense

Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$2,673	$1,965	$12,615	$9,033
General and administrative	10,369	7,783	28,408	11,257
Total stock-based compensation expense	$13,042	$9,748	$41,023	$20,290

Stock-based compensation expense for the nine months ended September 30, 2021 includes the impact of an award accelerated in connection with the Company's IPO resulting in stock-based compensation expense of $2.6 million.

At September 30, 2021, total stock-based compensation cost related to unvested awards not yet recognized was $122.5 million, which is expected to be recognized over a remaining weighted-average period of 2.46 years.

Restricted Stock Awards

A summary of the Company’s RSAs activity was as follows:

	Number of Shares	Weighted-Average Value at Grant Date Per Share
Unvested shares as of December 31, 2020	7,562,503	$0.0001
Vested	(3,968,751)	$0.0001
Forfeited	(18,750)	$0.0001
Unvested shares as of September 30, 2021	3,575,002	$0.0001

Stock Options

A summary of the Company’s stock option activity was as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2020	34,413,889	$3.33
Granted	12,521,501	$9.00
Exercised	(776,449)	$2.63
Canceled or forfeited	(2,597,874)	$4.00
Options outstanding as of September 30, 2021	43,561,067	$4.93	7.97	$432,916
Options exercisable as of September 30, 2021	24,397,665	$3.29	7.17	$280,840

The fair value of stock options granted to employees, directors and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.79%	0.99%
Expected volatility	79%	75%
Expected term (in years)	6.10	6.25
Expected dividend yield	0%	0%

The weighted-average grant date fair value of options granted for the nine months ended September 30, 2021 and 2020 was $6.55 per share and $3.21 per share, respectively.

11. Net Loss Per Share

Basic and diluted net loss per share attributed to common stockholders is calculated by dividing net loss attributed to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include preferred stock, unvested RSAs and options to purchase common stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net losses. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share.

As of September 30, 2021 and 2020 potentially dilutive securities were as follows:

	September 30,
	2021	2020
Convertible preferred stock	-	194,474,431
Unvested RSAs	3,575,002	9,486,462
Options to purchase common stock	43,561,067	32,358,470
Total	47,136,069	236,319,363

12. Commitments and Contingencies

Collaboration and License Agreements

The Company has entered into certain collaboration and license agreements, including those identified in Note 3, Collaboration, License and Success Payment Agreements above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial milestones. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these agreements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded for the potential future achievement of these targets as of September 30, 2021 and December 31, 2020.

13. Related-Party Transactions

In September 2021, the Company entered into a sublease with Sonoma, with whom the Company has common stockholders with board seats. As a part of the sublease, a $4.6 million tenant improvement contribution payment was made by Sonoma, which will be recognized over the term of the sublease. As of September 30, 2021, accrued liabilities and other current liabilities of $0.5 million and other non-current liabilities of $4.1 million were in connection with the sublease with Sonoma. Income of $0.5 million and $1.2 million was recognized in other operating income, net for the three and nine months ended September 30, 2021, respectively. See Note 7, Leases, for more detail on the Sonoma sublease.

The Company is party to the GSK Agreement with GSK, who is a holder of more than 10% of the Company’s equity. See Note 3, Collaboration, License and Success Payment Agreements. Deferred revenue of $5.6 million and $6.1 million as of September 30, 2021 and December 31, 2020, respectively, and deferred revenue, net of current portion of $81.9 million and $89.1 million as of September 30, 2021 and December 31, 2020, respectively, were in connection with the GSK Agreement. Revenue recognized in connection with the GSK agreement was $2.6 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively, and $7.7 million and $5.4 million for the nine months ended September 30, 2021 and 2020, respectively.

In March 2020, the Company repurchased 546,806 shares of its Series A convertible preferred stock and 2,032,166 shares of its common stock from a related party. See Note 8, Convertible Preferred Stock and Note 9, Stockholders' Equity.

14. Asset Acquisition

In May 2020, the Company completed the acquisition of 100% of the outstanding equity of Immulus, Inc. (“Immulus”), a company focused on developing technology platforms that enable the development and production of cell therapeutics. As consideration for the acquisition, the Company paid $3.5 million in cash and issued an aggregate of 688,463 shares of its common stock, with an estimated fair value of $4.0 million. The Company also incurred $0.5 million of direct expenses, for total consideration of $8.0 million.

The Company concluded the acquisition did not meet the accounting definition of a business as inputs were acquired, but no processes or outputs were acquired. Consequently, the Company accounted for the transaction as an asset acquisition with the value concentrated in IPR&D. The following table summarizes the fair value of assets acquired (in thousands):

Other assets	$487
In-process research and development (IPR&D)	7,528
Total assets acquired	$8,015

The amount allocated to the IPR&D asset was charged to research and development expenses for the nine months ended September 30, 2020 as this asset had no alternative future use at the time of the acquisition transaction.

In addition, the Company is also required to make milestone payments of up to $37.0 million to the former stockholders of Immulus upon successful completion of specified development milestones. Triggering of these milestones payments was not considered probable as of the date of the acquisition, and no expense has been recorded for these milestones for the three and nine months ended September 30, 2021 and 2020.

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

Overview

We are a T cell reprogramming company dedicated to the mastery of T cells to cure patients with solid tumors. We have assembled a world-class team, comprising some of the foremost scientific leaders in the fields of oncology and adoptive cell therapy (ACT), including Drs. Rick Klausner, Nick Restifo, Stan Riddell and Crystal Mackall, who have each interrogated and elucidated the mechanisms of T cell biology and its interactions with cancer for decades. We believe the key to effective cell therapy is the mastery of the identity, fate and function of cells to create living medicines. We take a systematic, interrogative, cell biology-driven approach to overcome what we view as the two major barriers to successful ACT – (1) T cell exhaustion and (2) lack of durable stemness – through the application of our proprietary ex vivo genetic and epigenetic reprogramming technology platforms, Gen-R and Epi-R. Our technology platforms are designed to be applied in a target and modality agnostic manner to chimeric antigen receptor (CAR), tumor-infiltrating lymphocytes (TIL) and T cell receptor (TCR) therapies to fundamentally improve the properties of T cells needed to cure patients with solid tumors. We believe our autologous T cell therapies will generate improved, durable clinical outcomes that are potentially curative for patients with solid tumors.

We are utilizing our Gen-R and Epi-R technology platforms to develop a multi-modality product pipeline across several solid tumor indications with high unmet needs and anticipate having four investigational new drug (IND) submissions by the end of 2022. Each of our programs provide opportunities to expand into additional indications beyond the patient populations we are initially targeting. Our product candidates are summarized in the table below:

We were incorporated in June 2018. Our primary activities to date have included developing T cell therapies, performing research and development, acquiring technology, entering into strategic collaboration and license agreements, enabling and executing manufacturing activities in support of our product candidate development efforts, organizing and staffing the company, business planning, establishing our intellectual property portfolio, preparing to initiate clinical trials, raising capital and providing general and administrative support for these activities. All of our programs are currently in preclinical development, and we have not yet tested any product candidates in humans and do not have any products approved for sale. Since our inception, we have incurred net losses each year. Our net losses were $48.9 million and $35.7 million for the three months ended September 30, 2021 and 2020, respectively, and $166.5 million and $165.6 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $500.7 million. Our net losses resulted primarily from our research and development programs and, to a lesser extent, general and administrative costs associated with our operations.

To date, we have funded our operations primarily from the issuance and sale of our convertible preferred stock in connection with private financings, the issuance and sale of our common stock in connection with our initial public offering (IPO) and, to a lesser extent, from a collaboration agreement, and we have not generated any revenue from product sales. From June 29, 2018 (inception) through September 30, 2021, we raised an aggregate of $1,405.7 million in gross proceeds from the sales of our convertible preferred stock in connection with private preferred stock financings and our common stock in connection with our IPO. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $936.4 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs into 2025.

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
•
acquire and license technology or technology platforms;
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

In 2019, we entered into two operating lease agreements for a combined approximately 73,000 square feet of space to develop a cell therapy manufacturing facility located in Bothell, Washington. This LyFE manufacturing center has a flexible and modular design allowing us to produce plasmid, viral vector and T cell product to control and de-risk the sequence and timing of production of the major components of our supply chain related to our product candidates. At full staffing and capacity, we expect to be able to manufacture approximately 500 infusions per year depending on product candidate mix. We believe this capacity is sufficient to support our pipeline programs through pivotal trials and, if approved, early commercialization. We have achieved operational readiness of our LyFE manufacturing center and we have successfully completed engineering runs at scale to supply product for our upcoming clinical trials. We anticipate the facility to be current Good Manufacturing Practices (cGMP) qualified by the end of 2021. We anticipate continued investment in our manufacturing facility and capabilities to support our operating strategy.

The global COVID-19 pandemic continues to evolve rapidly, and we will continue to monitor it closely. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain and will depend on future developments that cannot be predicted at this time. Such developments include the continued spread of the Delta variant in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent, the ultimate duration of the pandemic and the resulting impact on our clinical trial plans, CROs, contract manufacturing organizations and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel, and the effectiveness of actions taken globally to contain and treat the disease, including the rate at which vaccinations (including boosters to vaccinations) are made available, the percentage of the population that becomes vaccinated and the effectiveness of the vaccines against Delta or other SARS-CoV-2 variants. While the implications of the COVID-19 pandemic on our operations remain uncertain, to date, we have not experienced delays in our discovery and preclinical development activities as a result of the COVID-19 pandemic. We have closely monitored the COVID-19 pandemic and have strived to follow recommended containment and mitigation measures, including the guidance from the Centers for Disease Control and Prevention (CDC) as well as the states of California and Washington and applicable counties. For most of the pandemic, essential laboratory and support employees worked in our facilities to continue and progress experiments. We implemented preventative measures at our facilities in order to minimize the risk of employee exposure to the virus. These measures include, requiring that each employee or contractor who enters a facility be fully vaccinated and agree to comply with social distancing, frequent hand washing and wearing masks. We also increased cleaning of high touch areas and provided hand sanitizing stations. We expect to continue such measures for the near foreseeable future. We will continue to actively monitor the situation related to the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business.

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

Collaboration, License and Success Payment Agreements

Below is a summary of the key terms for certain of our collaboration and license agreements. For a more detailed description of these and our other collaboration, license and success payment agreements, see the section titled “Business—Collaboration, License and Success Payment Agreements” in the prospectus we filed with the Securities and Exchange Commission (SEC) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (Securities Act) on June 21, 2021 (Prospectus), and Note 3 of the notes to unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Fred Hutch

In December 2018, we entered into an exclusive license agreement with Fred Hutchinson Cancer Research Center (Fred Hutch) to access certain intellectual property for the development of CARs and TCRs. In connection with this agreement, we paid $150,000 in cash and issued to Fred Hutch 1,075,000 shares of our common stock for total consideration of $0.8 million.

In December 2018, we entered into a research and collaboration agreement with Fred Hutch for the research and development of cellular immunotherapy products. Pursuant to this agreement, we are required to fund $12.0 million in research performed by Fred Hutch, and we recorded research and development expense of $1.1 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively, and $3.1 million and $3.0 million for the nine months ended September 30, 2021 and 2020, respectively.

We also entered into a letter agreement with Fred Hutch in December 2018, pursuant to which we may be required to make success payments (Fred Hutch Success Payments) up to an aggregate of $200.0 million based on increases in the fair market value of our Series A convertible preferred stock, or any security into which such stock has been converted or exchanged. All shares of Series A convertible preferred stock converted into shares of common stock upon the closing of our IPO. The potential Fred Hutch Success Payments are based on multiples of increased value ranging from 10x to 50x based on a comparison of the fair value of the Company's common stock relative to the original issuance price of $1.83 per share at pre-determined valuation measurement dates. The Fred Hutch Success Payments can be achieved over a maximum of nine years from the effective date of the agreement. The following table summarizes the potential success payments, which are payable in cash, cash equivalents or, at our discretion, publicly-tradeable shares of our common stock:

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

The estimated fair value of the Fred Hutch Success Payments as of September 30, 2021 and December 31, 2020 was $21.7 million and $8.0 million, respectively. With respect to Fred Hutch Success Payments, we recognized expense of $(0.8) million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively, and $14.1 million and $3.8 million for the nine months ended September 30, 2021 and 2020, respectively.

Stanford

In January 2019, we entered into an exclusive license agreement with The Board of Trustees of the Leland Stanford Junior University (Stanford) to access certain intellectual property for the development of CARs and TCRs. In connection with this agreement, we paid $400,000 in cash and issued Stanford 910,000 shares of our common stock, for total consideration of $3.0 million, which was recorded as research and development expense for the year ended December 31, 2019. We are also required to pay Stanford an annual maintenance fee on the second anniversary of the agreement date, and each anniversary thereafter until the date of the first commercial sale of a licensed product. Under the agreement, we may also be required to make certain prespecified development milestone payments up to an aggregate of $3.7 million for the first licensed product for each target, and prespecified commercial milestone payments up to an aggregate of $2.5 million for all licensed products.

In October 2020, we entered into a research and collaboration agreement with Stanford for the development of cellular immunotherapy products. Pursuant to this agreement, we are required to fund $12.0 million in research performed by Stanford, and we recorded research and development expense of $0.8 million for the three months ended September 30, 2021 and $2.3 million for the nine months ended September 30, 2021. There was no expense recorded associated with the research and collaboration agreement with Stanford for the three and nine months ended September 30, 2020.

We also entered into a letter agreement with Stanford in October 2020, pursuant to which we may be required to make success payments (Stanford Success Payments) up to an aggregate of $200.0 million based on increases in the fair market value of our Series A convertible preferred stock, or any security into which such stock has been converted or exchanged. All shares of Series A convertible preferred stock converted into shares of common stock upon the closing of our IPO. The potential Stanford Success Payments are based on multiples of increased value ranging from 10x to 50x based on a comparison of the fair value of the Company's common stock relative to the original issuance price of $1.83 per share at pre-determined valuation measurement dates. The Stanford Success Payments can be achieved over a maximum of nine years from the effective date of the agreement. The following table summarizes the potential success payments, which are payable in cash, cash equivalents or, at our discretion, publicly-tradeable shares of our common stock:

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

The estimated fair value of the Stanford Success Payments as of September 30, 2021 and December 31, 2020 was $23.1 million and $8.9 million, respectively. With respect to Stanford Success Payments, we recognized expense of $1.0 million for the three months ended September 30, 2021 and $5.2 million for the nine months ended September 30, 2021. There was no expense recorded associated with the Stanford Success Payments for the three and nine months ended September 30, 2020.

GSK Collaboration Agreement

In May 2019, we entered into a collaboration agreement with GlaxoSmithKline Intellectual Property (No. 5) Limited and Glaxo Group Limited (together, GSK), amended in June 2020 (GSK Agreement), for potential T cell therapies that apply our platform technologies and cell therapy innovations to TCRs or CARs under distinct collaboration programs. Pursuant to the GSK Agreement, we received an upfront payment of $45.0 million which was recorded as deferred revenue and revenue is recognized as the research and development services are rendered. For potential TCR or CAR therapies that are the subject of a collaboration program under the GSK Agreement, we are responsible for certain research and development activities, at our cost, up to GSK’s option point. These are expensed as research and development as incurred. Generally, each party is responsible for its own cost and expense to conduct each collaboration program. In April 2021, GSK exercised its option to the NY-ESO-1 TCR with Gen-R program and GSK will assume responsibility for future research and development of this program at its cost and expense. We are eligible to receive up to two one-time payments, totaling approximately $200.0 million in aggregate, for technology validation of Lyell’s cell therapy innovations. For each cell therapy target for which there has been a joint collaboration program, we also could receive up to approximately $400.0 million in aggregate in development and sales milestones for a target that is already within GSK’s pipeline and meets certain criteria, up to approximately $900.0 million in aggregate in development and sales milestones for all other targets, and tiered royalties on a per-product basis ranging from low to high single digits for targets that are already within GSK’s pipeline and meet certain criteria, or from high single digit to low teens for all other targets. Royalties and milestones are paid once per target, even if there is more than one Lyell innovation applied to a T cell therapy directed to that target.

NCI License Agreement

In December 2020, we entered into a license agreement with National Cancer Institute (NCI) to access certain intellectual property for the development of treatment of human cancers. In connection with this agreement, we paid $100,000 upfront, and a prorated annual maintenance payment for 2020 of approximately $3,100, for total consideration of approximately $103,100, which was recorded in research and development expense for the year ended December 31, 2020. We are also required to pay NCI annual maintenance payments which may be credited against earned royalties. Under the agreement, we may also be required to make certain prespecified development milestone payments up to an aggregate of $3.1 million, and prespecified commercial milestone payments up to a maximum aggregate of $12.0 million for all licensed products. In June 2021 we entered into an amendment to the license agreement with NCI to include additional intellectual property and one additional inventor. In connection with this amendment, we paid $25,000 upfront, which was recorded in research and development expense. Under the amendment, we may also be required to pay prespecified additional development milestone payments that total $75,000.

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

Operating Expenses (income)

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

Research and development expenses also include non-cash expense related to the change in the estimated fair value of the liabilities associated with our success payments granted to Fred Hutch and Stanford. See Note 3 of the notes to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Research and development expenses related to our success payment liabilities are unpredictable and may vary significantly from quarter to quarter and year to year due to changes in our assumptions used in the calculation. See the subsection titled “—Critical Accounting Policies and Significant Judgments and Estimates—Success Payments” included in the Prospectus.

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

Research and development activities account for a significant portion of our operating expenses. We anticipate that our research and development expenses will increase over the foreseeable future as we expand our research and development efforts including completing preclinical studies, commencing clinical trials, completing clinical trials, seeking regulatory approval of our product candidates, identifying new product candidates, and incurring costs to acquire and license technology or technology platforms. A change in the outcome of any of these variables could mean a significant change in the costs and timing associated with the development of our product candidates. Because all of our product candidates are still in preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the preclinical development, clinical development and commercialization of product candidates or whether, or when, we may achieve profitability.

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

General and Administrative

General and administrative costs include personnel-related expenses, including stock-based compensation expense, for personnel in executive, legal, finance and other administrative functions, legal costs, transaction costs related to collaboration and licensing agreements, as well as fees paid for accounting and tax services, consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include those related to corporate, dispute and patent matters.

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

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents and marketable securities balances.

Other Income (Expense), Net

Other income (expense), net, consists primarily of changes in the fair value of an equity warrant investment held.

Deemed Dividends Upon Repurchase of Convertible Preferred Stock

For the nine months ended September 30, 2020, deemed dividends upon repurchase of convertible preferred stock consists of the amount by which the cash paid for the repurchase of convertible preferred stock exceeded the carrying value of such convertible preferred stock.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Revenue	$2,755	$1,070	$1,685
Operating expenses (income):
Research and development	31,433	24,501	6,932
General and administrative	21,241	13,570	7,671
Other operating income, net	(758)	(158)	(600)
Total operating expenses	51,916	37,913	14,003
Loss from operations	(49,161)	(36,843)	(12,318)
Interest income	270	1,096	(826)
Other income, net	16	28	(12)
Net loss and net loss attributed to common stockholders	$(48,875)	$(35,719)	$(13,156)

Revenue

Revenue was $2.8 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively, primarily related to the recognized portion of the upfront license fee pursuant to the GSK Agreement. The increase of $1.7 million in revenue for the three months ended September 30, 2021, compared to the same period in 2020, was primarily due to progress in research and development activities under the GSK Agreement.

Research and Development Expenses

The following table summarizes the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Personnel	$13,447	$11,707	$1,740
Facilities and technology	10,919	5,581	5,338
Collaborations, research activities and outside services	6,958	5,977	981
Success payments	109	1,236	(1,127)
Total research and development expenses	$31,433	$24,501	$6,932

Research and development expenses were $31.4 million and $24.5 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $6.9 million was primarily due to:

•
an increase in facilities and technology costs of $5.3 million primarily related to additional infrastructure to support the expansion of our research and development, manufacturing capabilities and associated headcount growth;
•
an increase in personnel-related expenses of $1.7 million, which was primarily related to an increase in headcount to expand our research and development and manufacturing capabilities;
•
an increase in collaboration, research activity and outside service expenses of $1.0 million, primarily due to expense associated with new sponsored research agreements; partially offset by
•
a decrease of $1.1 million associated with our Fred Hutch and Stanford success payments liabilities primarily due to the decrease in the per share fair value of our common stock.

General and Administrative Expenses

General and administrative expenses were $21.2 million and $13.6 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $7.7 million was primarily due to an increase in outside services and corporate expenses of $3.5 million, which was primarily attributable to the costs associated with operating as a public company. Additionally, personnel-related expenses increased by $3.8 million primarily due to an increase in headcount to support operations and a $2.6 million increase in stock-based compensation expense primarily related to new awards granted.

Interest Income

Interest income was $0.3 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively. The decrease of $0.8 million was primarily due to lower interest rates on cash, cash equivalents and marketable securities balances.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Revenue	$7,828	$5,444	$2,384
Operating expenses (income):
Research and development	119,408	147,153	(27,745)
General and administrative	57,184	32,012	25,172
Other operating income, net	(1,526)	(1,308)	(218)
Total operating expenses	175,066	177,857	(2,791)
Loss from operations	(167,238)	(172,413)	5,175
Interest income	842	5,318	(4,476)
Other (expense) income, net	(117)	1,480	(1,597)
Net loss	$(166,513)	$(165,615)	$(898)
Deemed dividends upon repurchase of convertible preferred stock	-	(3,582)	3,582
Net loss attributed to common stockholders	$(166,513)	$(169,197)	$2,684

Revenue

Revenue was $7.8 million and $5.4 million for the nine months ended September 30, 2021 and 2020, respectively, primarily related to the recognized portion of the upfront license fee pursuant to the GSK Agreement. The increase of $2.4 million in revenue for the nine months ended September 30, 2021, compared to the same period in 2020, was primarily due to progress in research and development activities under the GSK Agreement.

Research and Development Expenses

The following table summarizes the components of our research and development expenses for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Personnel	$46,120	$36,716	$9,404
Facilities and technology	27,916	16,536	11,380
Collaborations, research activities and outside services	26,029	90,108	(64,079)
Success payments	19,343	3,793	15,550
Total research and development expenses	$119,408	$147,153	$(27,745)

Research and development expenses were $119.4 million and $147.2 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease of $27.7 million was primarily due to:

•
a decrease in collaboration, research activity, and outside service expenses of $64.1 million, primarily due to the commitment agreement upfront payment to PACT of $63.6 million, consisting of the $50.0 million upfront payment and $13.6 million deemed to be the difference between the purchase price of the preferred stock shares we purchased from PACT and the associated value of the preferred shares, and $7.5 million in acquired in-process research and development expense related to the asset acquisition of Immulus, Inc. (Immulus), recorded for the nine months ended September 30, 2020. These decreases were offset by a $3.4 million increase to direct costs associated with collaboration agreements as well as a $2.2 million increase related to consulting and temporary labor; partially offset by

•
an increase of $15.6 million associated with our Fred Hutch and Stanford success payments liabilities, primarily due to the increase in the per share fair value of our common stock;
•
an increase in facilities and technology costs of $11.4 million, primarily related to increased infrastructure to support the expansion of our research and development, manufacturing capabilities and associated headcount growth; and
•
an increase in personnel-related expenses of $9.4 million, including $3.6 million of stock-based compensation expense, which was primarily related to an increase in headcount to expand our research and development and manufacturing capabilities.

General and Administrative Expenses

General and administrative expenses were $57.2 million and $32.0 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $25.2 million was primarily attributable to an increase in personnel-related expenses of $19.2 million due to an increase in headcount to support our operations and an increase of $17.2 million in stock-based compensation expense, primarily related to award modifications, accelerations and new awards granted. Additionally, outside services and corporate expenses increased by $5.5 million primarily due to the costs associated with operating as a public company.

Interest Income

Interest income was $0.8 million and $5.3 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease of $4.5 million was primarily due to lower interest rates on cash, cash equivalents and marketable securities balances.

Other Income (Expense), Net

For the three and nine months ended September 30, 2021, other income (expense), net, consisted primarily of the changes in fair value of an equity warrant investment.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the sale of convertible preferred stock and the sale of common stock in connection with our IPO. From June 29, 2018 (inception) through September 30, 2021, we raised an aggregate of $1,405.7 million in gross proceeds from the sales of our convertible preferred stock in connection with preferred stock financings and common stock in connection with our IPO. As of September 30, 2021, we had $936.4 million in cash, cash equivalents and marketable securities. Since our inception, we have incurred significant operating losses. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $500.7 million as of September 30, 2021.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(93,076)	$(134,142)
Investing activities	(47,671)	(305,903)
Financing activities	393,845	476,452
Net increase in cash, cash equivalents and restricted cash	$253,098	$36,407

Operating Activities

During the nine months ended September 30, 2021, net cash used in operating activities was $93.1 million, consisting primarily of our net loss of $166.5 million, partially offset by non-cash adjustments to reconcile net loss to net cash used in operating activities of $73.0 million. These adjustments consisted primarily of stock-based compensation expense of $41.0 million, $19.3 million for revaluation of our success payment liabilities to Fred Hutch and Stanford, depreciation and amortization expense of $9.1 million and $1.5 million in non-cash lease expense. Additionally, net operating assets and liabilities increased $0.4 million, which included $7.7 million of non-cash revenue recognized partially offset by $4.1 million increase in other non-current liabilities related to deferred lease income for the nine months ended September 30, 2021.

During the nine months ended September 30, 2020, net cash used in operating activities was $134.1 million, consisting primarily of our net loss of $165.6 million, partially offset by non-cash adjustments to reconcile net loss to net cash used in operating activities of $33.9 million. These adjustments consisted primarily of stock-based compensation expense of $20.3 million, non-cash expense in connection with an asset acquisition of $3.5 million, non-cash lease expense of $4.7 million, $3.8 million for revaluation of our success payment liabilities to Fred Hutch, and depreciation and amortization of $2.8 million, partially offset by the change in fair value of an equity warrant investment of $1.3 million. Additionally, net operating assets and liabilities decreased $2.4 million, which included $5.4 million of non-cash revenue recognized for the nine months ended September 30, 2020.

Investing Activities

During the nine months ended September 30, 2021, cash used in investing activities was $47.7 million, consisting of purchases of property and equipment of $55.2 million partially offset by net purchases, sales and maturities of marketable securities of $7.5 million.

During the nine months ended September 30, 2020, cash used in investing activities was $305.9 million, consisting of net purchases of marketable securities of $242.9 million, purchases of other investments of $36.4 million and purchases of property and equipment of $26.6 million.

Financing Activities

During the nine months ended September 30, 2021, cash provided by financing activities was $393.8 million, consisting of $391.8 million in net proceeds from the sale of our common stock in our IPO and $2.0 million in proceeds from the exercise of stock options.

During the nine months ended September 30, 2020, cash provided by financing activities was $476.5 million, consisting of $492.5 million in net proceeds from the sale of our convertible preferred stock, partially offset by the repurchase of preferred and common stock of $16.1 million.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported revenue and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Prospectus, with the exception of revenue recognition related to licenses of intellectual property in the nine months ended September 30, 2021.

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

Interest Rate Risk

We had cash, cash equivalents and restricted cash of $394.0 million as of September 30, 2021, which consisted of bank deposits, money market funds and highly liquid investments purchased with original maturities of three months or less from the purchase date. We also had marketable securities of $542.9 million as of September 30, 2021. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our marketable securities are primarily short-term in duration and subject to minimal interest rate risk, we do not believe that a change in interest rates would have a material negative impact on the value of our investment portfolio and on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We had no debt outstanding as of September 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We are a preclinical biopharmaceutical company, and we do not have any products approved by regulatory authorities and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. Since our inception, we have not generated any revenue from product sales and have incurred significant net losses. Our net losses were $48.9 million and $35.7 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $166.5 million and $165.6 million for the nine months ended September 30, 2021 and 2020, respectively. Substantially all of our net losses since inception have resulted from our research and development programs and general and administrative costs associated with our operations. As of September 30, 2021, we had an accumulated deficit of $500.7 million.

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
•
acquire and license technology or technology platforms;
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

We operate in a rapidly evolving field and, having commenced operations in June 2018, have a limited operating history, which makes it difficult to evaluate our business and prospects. Our primary activities to date have included developing T cell therapies, performing research and development, acquiring technology, entering into strategic collaboration and license agreements, enabling and executing manufacturing activities in support of our product candidate development efforts, organizing and staffing the company, business planning, establishing our intellectual property portfolio, preparing to initiate clinical trials, raising capital and providing general and administrative support for these activities. Any predictions about our future success, performance or viability, may not be as accurate as they could be if we had a longer operating history or approved products on the market.

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

As of September 30, 2021, we had approximately $936.4 million in cash, cash equivalents and short-term marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our working capital and capital expenditure needs into 2025. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs.

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

Our success payment obligations are recorded as liabilities on our consolidated balance sheets. Under U.S. generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end and changes in the estimated fair value are accreted to research and development expense over the service period of the collaboration agreement. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of the common stock, changes in volatility and changes in the risk-free rate. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP consolidated financial statements. As of September 30, 2021 and December 31, 2020, the estimated fair values of the liabilities associated with the Fred Hutch success payments were $21.7 million and $8.0 million, respectively, and as of September 30, 2021 and December 31, 2020, the estimated fair values of the liabilities associated with the Stanford success payments were $23.1 million and $8.9 million, respectively.

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
•
submission of INDs to the FDA to proceed with clinical trials, or comparable applications to foreign regulatory authorities that allow the commencement of our planned or future clinical trials for our product candidates;
•
completion of preclinical studies and successful enrollment and completion of clinical trials in compliance with Good Clinical Practice (GCP) requirements with positive results;
•
the level of efficacy observed with our product candidates;
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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, manufacturing, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. For example, in September 2021, Dr. Rick Klausner, who founded our company, resigned from his position as Executive Chairman and ceased to be an employee effective

October 1, 2021. While Dr. Klausner continues to serve as Chair of our Board of Directors, he is currently on a medical leave of absence and is not expected to return until early 2022. We conduct substantially all of our operations at our facilities in the San Francisco and Seattle metropolitan areas. These regions are headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in these markets is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options or other equity incentives that vest over time may be significantly affected by factors beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain, and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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

Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic could materially and adversely affect our operations. Following guidance from federal, state and local authorities, we have implemented policies that enable some of our employees to work in the research laboratories and for other employees to work remotely, and such policies may continue for an indefinite period. We have also implemented various safety protocols for all on-site personnel, including requiring that each employee or contractor who enters a facility be fully vaccinated and agree to comply with social distancing, frequent hand washing and wearing masks. In connection with these and potential future measures, we may be subject to claims based upon, arising out of or related to COVID-19 and our actions and responses thereto, including any determinations that we have made and may make in the future with respect to our on-site operations. Further, the effects of current and future governmental shelter-in-place orders and our remote work policies may materially and adversely impact productivity, disrupt our business and delay our preclinical study and future clinical trial plans, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. We continue to evaluate the impact that the evolving effects of the COVID-19 pandemic may have on our ability to effectively conduct our business operations as planned, and while to date, we have not experienced delays in our discovery and preclinical development activities as a result of the COVID-19 pandemic, there can be no assurance that we will be able to avoid materially adverse impacts from the evolving effects of the COVID-19 pandemic. For example, our preclinical study and future clinical trial plans may be materially and adversely affected by the COVID-19 pandemic. In this regard, site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic, which may delay enrollment in our future global clinical trials, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, and we may be unable to obtain blood samples for testing.

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

We have built our own manufacturing facility in Bothell, Washington. The facility is expected to support preclinical and development product candidates, and facility and equipment qualification to support clinical production is required. If we are not able to qualify the facility or the appropriate regulatory approvals for the new facility are delayed, we may be unable to manufacture sufficient quantities of our product candidates, if at all, which would limit our development activities and our opportunities for growth.

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

Developing commercially viable manufacturing processes for cellular therapies is a difficult and uncertain task and requires significant expertise and capital investment. We are developing and implementing manufacturing processes for our product candidates. In particular, for autologous cell therapies the starting material is the patient’s own cells, which inherently adds complexity and variability to the manufacturing process, and we have not yet manufactured a cellular therapy for a patient with cancer. In addition, we have only recently completed construction of our Bothell, Washington manufacturing facility. Our ability to consistently and reliably manufacture our cellular therapy product candidates is essential to our success, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, stability issues, consistency and timely availability of reagents or raw materials. Furthermore, our manufacturing processes may have significant dependencies on third parties, which will pose additional risks to our manufacturing capabilities.

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

The process of successfully manufacturing products for clinical testing and commercialization may be particularly challenging, even if such products otherwise prove to be safe and effective. The manufacture of these product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with microbes, viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated, unusable product or necessitate the closing of a manufacturing facility for an extended period of time to allow us to investigate and remedy the contamination. These types of contaminations could result in delays in the manufacture of products, which could result in delays in the development of our product candidates. These contaminations could also increase the risk of adverse side effects.

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

If we are unable to develop or scale our own manufacturing capabilities for our product candidates, we will be reliant on third parties to manufacture our product candidates. We may be unable to identify manufacturers for our product candidates or the materials required to develop the cellular therapy on acceptable terms or at all because the number of potential manufacturers is limited. Engaging a third party manufacturer will require testing and regulatory interactions, and a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA questions, if any. Our third-party manufacturers may be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.

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

We may be subject to broadly applicable healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research, market, sell and distribute any product candidates for which we obtain marketing approval. The healthcare laws that may affect us include: the federal fraud and abuse laws, including the federal anti-kickback, and false claims and civil monetary penalties laws; federal data privacy and security laws; and federal transparency laws related to ownership and investment interests and payments and/or other transfers of value made to or held by physicians (including doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and, beginning in 2022, information regarding payments and transfers of value provided to and other healthcare professionals during the previous year. In addition, many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. Moreover, several states require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Additionally, some state and local laws require the registration of biopharmaceutical sales representatives in the jurisdiction.

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

In the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality and expand access to care. In the United States, there have been and continue to be a number of healthcare-related legislative initiatives, as well as executive, judicial and Congressional challenges to existing healthcare laws that have significantly affected, and could continue to significantly affect, the healthcare industry. For example, efforts to repeal, substantially modify or invalidate some or all of the provisions of the Patient Protection and Affordable Care Act of 2010, as amended, some of which have been successful, create considerable uncertainties for all businesses involved in healthcare, including our own. In addition, there continues to be heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, President Biden issued an executive order in July 2021 supporting legislation to enact drug pricing reforms and, in response, the U.S. Department of Health and Human Services released a Comprehensive Plan for Addressing High Drug Prices in September 2021 with specific legislative and administrative policies that Congress could enact to help improve affordability of and access to prescription drugs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Similarly, a significant trend in the healthcare industry is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. As such, cost containment reform efforts may result in an adverse effect on our operations. Obtaining coverage and adequate reimbursement for our product candidates may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Similarly, because our product candidates will be physician-administered, separate reimbursement for the product itself may or may not be available. Instead, the administering physician may or may not be reimbursed for providing the treatment or procedure in which our product is used.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time following the expiration of the market standoff and lock-up agreements relating to our IPO, or the early release of these agreements or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, and could reduce the market price of our common stock. As of September 30, 2021, we have 239,789,419 shares of common stock outstanding. Of these shares, the 25,000,000 shares were sold in our IPO and may be resold in the public market immediately, unless purchased by our affiliates. Substantially all of the remaining shares of our common stock is outstanding is currently prohibited or otherwise restricted under securities laws, market standoff agreements entered into by our stockholders with us, or lock-up agreements entered into by our stockholders with the underwriters of our IPO; however, subject to applicable securities law restrictions and excluding shares of restricted stock that will remain unvested, these shares will be able to be sold in the public market beginning 180 days after the date of the Prospectus. The representatives of the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements at any time and for any reason. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

None.

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

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-257249), filed with the SEC on June 21, 2021).
4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-256470), filed with the SEC on June 9, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Lyell Immunopharma, Inc.

Date: November 12, 2021	By:	/s/ CHARLES NEWTON
Charles Newton
Chief Financial Officer (Principal Financial and Accounting Officer)