Form 10-Q
period 2022-03-31
Lyell Immunopharma, Inc.
filed 2022-05-10
CIK 1806952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission File Number: 001-40502
__________________________
Lyell Immunopharma, Inc.
(Exact Name of Registrant as Specified in its Charter)
__________________________

Delaware	83-1300510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 Haskins Way South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 695-0677
__________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2022, the registrant had 246,135,142 shares of common stock, $0.0001 par value per share, outstanding.

Lyell Immunopharma, Inc.
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of preclinical studies, clinical trials, research and development costs, planned regulatory submissions, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•our reliance on third parties to conduct preclinical research activities for LYL797, LYL845 or any other product candidates we may develop;
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
We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in these forward-looking statements. Except as required by applicable law, we undertake no obligation to update or supplement any forward-looking statements publicly, or to update or supplement the reasons that actual results could differ materially from those projected in these forward-looking statements, even if new information becomes available in the future.
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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lyell Immunopharma, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$222,596	$293,828
Marketable securities	391,316	320,966
Prepaid expenses and other current assets	11,793	11,492
Total current assets	625,705	626,286
Restricted cash	279	466
Marketable securities, non-current	224,118	283,531
Other investments	47,001	47,001
Property and equipment, net	125,707	120,098
Operating lease right-of-use assets	45,725	46,541
Other non-current assets	3,568	3,483
Total assets	$1,072,103	$1,127,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,510	$3,207
Accrued liabilities and other current liabilities	22,686	29,057
Success payment liabilities	5,635	9,486
Deferred revenue	6,224	4,988
Total current liabilities	41,055	46,738
Operating lease liabilities, non-current	67,475	66,650
Deferred revenue, non-current	77,871	79,665
Other non-current liabilities	4,453	4,566
Total liabilities	190,854	197,619
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized at March 31, 2022 and December 31, 2021; zero shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000 shares authorized at March 31, 2022 and December 31, 2021; 245,423 and 242,738 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	25	24
Additional paid-in capital	1,540,330	1,515,748
Accumulated other comprehensive loss	(6,600)	(1,623)
Accumulated deficit	(652,506)	(584,362)
Total stockholders’ equity	881,249	929,787
Total liabilities and stockholders’ equity	$1,072,103	$1,127,406
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$553	$2,445
Operating expenses:
Research and development	35,830	41,529
General and administrative	34,421	16,831
Other operating income, net	(1,122)	(545)
Total operating expenses	69,129	57,815
Loss from operations	(68,576)	(55,370)
Interest income, net	397	354
Other income (expense), net	35	(27)
Total other income, net	432	327
Net loss	(68,144)	(55,043)
Comprehensive loss:
Net unrealized loss on marketable securities	(4,977)	(93)
Comprehensive loss	$(73,121)	$(55,136)

Net loss per common share, basic and diluted	$(0.28)	$(3.19)
Weighted-average shares used to compute net loss per common share, basic and diluted	244,178	17,272
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	242,738	$24	$1,515,748	$(1,623)	$(584,362)	$929,787
Issuance of common stock upon exercise of stock options	—	—	1,710	1	2,554	—	—	2,555
Stock-based compensation	—	—	975	—	22,028	—	—	22,028
Other comprehensive loss	—	—	—	—		(4,977)	—	(4,977)
Net loss	—	—	—	—	—	—	(68,144)	(68,144)
Balance as of March 31, 2022	—	$—	245,423	$25	$1,540,330	$(6,600)	$(652,506)	$881,249

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	194,474	$1,010,968	15,570	$2	$41,357	$256	$(334,143)	$(292,528)
Issuance of common stock upon exercise of stock options	—	—	242	—	884	—	—	884
Stock-based compensation	—	—	2,019	—	12,732	—	—	12,732
Other comprehensive loss	—	—	—	—	—	(93)	—	(93)
Net loss	—	—	—	—	—	—	(55,043)	(55,043)
Balance as of March 31, 2021	194,474	$1,010,968	17,831	$2	$54,973	$163	$(389,186)	$(334,048)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,144)	$(55,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	22,028	12,732
Depreciation and amortization	4,187	1,958
Change in fair value of success payment liabilities	(3,851)	9,967
Net amortization or accretion on marketable securities	475	483
Non-cash lease (income) expense	(214)	1,040
Loss on property equipment and disposals	84	—
Change in fair value of warrants	(28)	43
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(397)	(342)
Accounts payable	2,937	634
Accrued liabilities and other current liabilities	(6,393)	(4,695)
Deferred revenue	(558)	(2,437)
Operating lease liabilities, non-current	2,135	2,063
Other non-current liabilities	(113)	—
Net cash used in operating activities	(47,852)	(33,597)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(9,733)	(19,190)
Purchases of marketable securities	(96,196)	(48,291)
Sales and maturities of marketable securities	79,807	204,158
Net cash (used in) provided by investing activities	(26,122)	136,677
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,555	884
Net cash provided by financing activities	2,555	884
Net (decrease) increase in cash, cash equivalents and restricted cash	(71,419)	103,964
Cash, cash equivalents and restricted cash at beginning of period	294,294	140,872
Cash, cash equivalents and restricted cash at end of period	$222,875	$244,836
Represented by:
Cash and cash equivalents	$222,596	$244,370
Restricted cash	279	466
Total	$222,875	$244,836
SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for amounts related to tenant improvement allowances	$2,042	$2,063
Cash paid for amounts included in the measurement of lease liabilities	$2,672	$1,362
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$107	$13,543
Remeasurement of operating lease right-of-use asset for lease modification	$5	$4,208
Deferred offering costs included in accounts payable and accrued liabilities	$—	$398
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
Lyell Immunopharma, Inc. (the “Company”) was incorporated in Delaware in June 2018. The Company is a T‑cell reprogramming company dedicated to the mastery of T cells to cure patients with solid tumors. The Company is building a multi-modality product pipeline. The Company’s primary activities since incorporation have been to develop T‑cell therapies, perform research and development, enter into strategic collaboration and license arrangements, build manufacturing capabilities, enable manufacturing activities in support of its product candidate development efforts, acquire technology, organize and staff the Company, conduct business planning, establish its intellectual property portfolio, raise capital and provide general and administrative support for these activities.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances are eliminated in consolidation. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.
The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. Certain information and footnote disclosures typically included in the Company’s audited consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented, but are not necessarily indicative of results to be expected for any future annual or interim period.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Liquidity and Management’s Plan
The Company is currently working on a number of long-term product candidates that involve experimental technologies. The product candidates may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources or from the issuance of equity or debt securities. The Company believes that its available cash, cash equivalents and marketable securities as of March 31, 2022 will be adequate to fund its operations at least through the next 12 months from the date these unaudited condensed consolidated financial statements are issued.
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
Significant Accounting Policies
There have been no material changes to the significant accounting policies from the Annual Report on Form 10-K for the year ended December 31, 2021.
3. License, Collaboration and Success Payment Agreements
Fred Hutch
License Agreement - In 2018, the Company entered into a license agreement with Fred Hutchinson Cancer Research Center (“Fred Hutch”) that grants the Company an exclusive, worldwide, sublicensable license under certain patent rights and a non-exclusive, worldwide, sublicensable license for certain technology, to research, develop, manufacture, improve and commercialize products and processes covered by such patent rights or incorporating such technology for all therapeutic uses for the treatment of human cancer.
The Company is also required to pay Fred Hutch annual license maintenance payments of $50,000 on the second anniversary of the effective date, and each anniversary of the effective date thereafter until the first commercial sale of a licensed product.
Collaboration - In 2018, the Company entered into a research and collaboration agreement with Fred Hutch (“Fred Hutch Collaboration Agreement”), focused on research and development of cancer immunotherapy products. The Company funded aggregate research performed by Fred Hutch of $12.0 million under the Fred Hutch Collaboration Agreement and the research is conducted in accordance with a research plan and budget approved by the parties. The Fred Hutch Collaboration Agreement has a six-year term. During 2021, one of the research plans on which the success payment service term is based was extended from January 31, 2022 to December 31, 2022. The Company incurred $0.5 million and $1.0 million in expense in connection with the Fred Hutch Collaboration Agreement for the three months ended March 31, 2022 and 2021, respectively.
Success Payments - In 2018, the Company granted Fred Hutch rights to certain success payments, pursuant to the terms of the Fred Hutch Collaboration Agreement. The potential payments for the Fred Hutch success payments are based on multiples of increased value ranging from 10x to 50x based on a comparison of the estimated per share fair value of the Series A convertible preferred stock, or any security into which such stock has been converted or for which it has been exchanged, relative to its original $1.83 per share issuance price. Upon the closing of the IPO, all shares of Series A convertible preferred stock then outstanding converted into an equal number of shares of common stock. The aggregate success payments to Fred Hutch are not to exceed $200.0 million, which would only occur upon a 50 times increase in value. Each threshold is associated with a success payment, ascending from $10.0 million at $18.29 per share to $200.0 million at $91.44 per share, payable if such threshold is reached during the measurement period. Any previous success payments made are credited against the success payment owed as of any valuation date, such that Fred Hutch does not receive multiple success payments in connection with the same threshold. The term of the success payment agreement ends on the earlier to occur of (i) the nine-year anniversary of the date of the agreement and (ii) a change in control transaction.
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
The estimated fair values of the success payments to Fred Hutch as of March 31, 2022 and December 31, 2021 were $4.4 million and $8.5 million, respectively. The success payment liability is estimated at the fair value at inception and at each subsequent reporting period and the expense is accreted over the service period of the Fred Hutch Collaboration Agreement. The success payment liability was $3.6 million and $6.4 million as of March 31, 2022 and December 31, 2021, respectively. With respect to the Fred Hutch Collaboration Agreement success payment obligations, the Company recognized a decrease in success payment expense of $(2.8) million and expense of $8.1 million for the three months ended March 31, 2022 and 2021, respectively.
Stanford
License Agreement - In 2019, the Company entered into a license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford”) to license specified patent rights. The Company is also required to pay Stanford annual license maintenance payments of $50,000 on the second anniversary of the effective date, and each anniversary of the effective date thereafter until the date of the first commercial sale of a licensed product.
Milestone payments to Stanford of up to a maximum of $3.7 million per target are payable upon achievement of certain specified clinical and regulatory milestones. The Company is also obligated to pay Stanford $2.5 million collectively for all licensed products upon the achievement of a certain commercial milestone. Additionally, low single‑digit tiered royalties based on annual net sales of the licensed products are payable to Stanford.
Collaboration Agreement - In October 2020, the Company entered into a research and collaboration agreement with Stanford (“Stanford Collaboration Agreement”), focused on research and development of cellular immunotherapy products. The Stanford Collaboration Agreement has a four-year term. The Company is committed to fund aggregate research performed by Stanford of $12.0 million under the Stanford Collaboration Agreement, and the research will be conducted in accordance with a research plan and budget approved by the parties. The Company incurred $0.8 million in expense in connection with the Stanford Collaboration Agreement for the three months ended March 31, 2022 and 2021, respectively.
Success Payments - In October 2020, the Company granted Stanford rights to certain success payments, pursuant to the terms of the Stanford Collaboration Agreement. The potential payments for the Stanford Collaboration Agreement success payments are based on multiples of increased value ranging from 10x to 50x based on a comparison of the estimated per share fair value of the Series A convertible preferred stock, or any security into which such stock has been converted or for which it has been exchanged, relative to its original $1.83 per share issuance price. At the closing of the IPO, all shares of Series A convertible preferred stock then outstanding converted into an equal number of shares of common stock. The aggregate success payments to Stanford are not to exceed $200.0 million, which would only occur upon a 50 times increase in value. Each threshold is associated with a success payment, ascending from $10.0 million at $18.29 per share to $200.0 million at $91.44 per share, payable if such threshold is reached during the measurement period. Any previous success payments made are credited against the success payment owed as of any valuation date, so that Stanford does not receive multiple success payments in connection with the same threshold. The term of each success payment agreement ends on the earlier to occur of (i) the nine-year anniversary of the date of the agreement and (ii) a change in control transaction.
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

The estimated fair value of the success payments to Stanford as of March 31, 2022 and December 31, 2021 was $5.5 million and $9.9 million, respectively. The success payment liability is estimated at the fair value at inception and at each subsequent reporting period and the expense is accreted over the service period of the Stanford Collaboration Agreement. The success payment liability was $2.1 million and $3.1 million as of March 31, 2022 and December 31, 2021, respectively. With respect to the Stanford Collaboration Agreement success payment obligations, the Company recognized a decrease in success payment expense of $(1.0) million and expense of $1.9 million for the three months ended March 31, 2022 and 2021, respectively.
GSK
In 2019, the Company entered into a Collaboration and License Agreement, amended in June 2020 and December 2021 (“GSK Agreement”) with GlaxoSmithKline Intellectual Property (No. 5) Limited and Glaxo Group Limited (together, “GSK”) for potential T-cell therapies that apply the Company’s platform technologies and cell therapy innovations with T-cell receptors (“TCRs”) or chimeric antigen receptors (“CARs”) under distinct collaboration programs. The GSK Agreement has defined two initial collaboration targets and allows GSK to nominate seven additional targets through July 2024. The Company is expected to perform research and development services for each selected target up until a defined point (the “GSK Option Point”), at which time GSK will decide whether or not to exercise an option to obtain a license from the Company (“License Option”) and take over the future development and commercialization. Selected targets may be developed as either a Proof of Concept (“PoC”) Development Program or Component Development Program. For a PoC Development Program, the Company is expected to conduct both preclinical and clinical development for the target and present clinical trial data to GSK in connection with their evaluation of whether to exercise the License Option. For a Component Development Program, the Company is obligated to perform preclinical studies only. Along with the research activities, the Company appoints three representatives to the joint steering committee (“JSC”) and is responsible for the manufacture of all compounds and products necessary for its research and development activities.
The Company received a non-refundable upfront payment of $45.0 million under the GSK Agreement. In addition to the upfront payment, the Company is eligible to receive up to two one-time payments, totaling up to approximately $200.0 million in aggregate for technology validation of the Company’s cell therapy innovations. For each cell therapy target for which there has been a joint collaboration program, the Company is also entitled to receive up to approximately $400.0 million in aggregate in development and sales milestones if the target is already within GSK’s pipeline and meets certain criteria, up to approximately $900.0 million in aggregate in development and sales milestones for all other targets, and tiered royalties on a per-product basis ranging from low to high single digits for targets that are already within GSK’s pipeline and meet certain criteria, or from high single digit to low teens for all other targets. Milestones are paid once per target, even if there is more than one of the Company’s innovations applied to a T-cell therapy directed to that target. Any amounts received from GSK are generally non-refundable unless the Company terminates a collaboration target for safety or feasibility reasons and the funding received from GSK exceeds the costs incurred for the terminated target.
In connection with the GSK Agreement, in May 2019, the Company also entered into a Stock Purchase Agreement with GSK (“GSK Stock Purchase Agreement”), pursuant to which the Company agreed to sell 30,253,189 shares of Series AA convertible preferred stock at a price of $6.78 per share, which was above the issuance date estimated fair value of $4.84 per share. The difference between the per share values resulted in $58.6 million additional deemed consideration, bringing the total upfront payment of the GSK Agreement to $103.6 million.
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
The research and development services are transferred as the services are performed, with cost used as the measure of progress compared to the total estimated cost to complete. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. The determination of the percentage of completion requires the Company to estimate the costs to complete the project. The Company makes a detailed estimate of the costs to complete, which is reassessed every reporting period based on the latest project plan and discussions with project teams. If a change in facts or circumstances occurs, the estimate will be adjusted, and the revenue will be recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate would be recognized as an adjustment to revenue in the period in which the change in estimate occurs.
The Company recognized revenue related to the research and development services related to the two initial targets of $0.6 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had deferred revenue of $84.1 million and $84.7 million, respectively, related to this agreement.
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
As of March 31, 2022, there were no contract assets or contract liabilities related to the license contract. None of the costs to obtain or fulfill the contract were capitalized. No license revenue was recognized for the three months ended March 31, 2022 and 2021.
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
In February 2021, the Company filed a demand for arbitration seeking, among other things, rescission of the PACT Agreement and the PACT SPA and recovery of the consideration paid thereunder. Arbitration hearings occurred in March and April 2022. The Company expects to receive the outcome of the arbitration panel in the third quarter of 2022.
NCI
In December 2020, the Company entered into a license agreement with the National Cancer Institute (“NCI”) to access certain intellectual property for the development of treatment of human cancers. In connection with this agreement, the Company paid $100,000 upfront, which was recorded as research and development expense for the year ended December 31, 2020. The Company is also required to pay NCI annual maintenance payments which may be credited against earned royalties. The Company incurred $105,000 and $75,000 in maintenance fees for the three months ended March 31, 2022 and 2021, respectively.
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
4. Cash Equivalents and Marketable Securities
The fair value and amortized cost of cash equivalents and marketable securities by major security type as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$103,842	$—	$—	$103,842
U.S. Treasury securities	315,497	5	(4,877)	310,625
U.S. government agency securities	153,149	—	(964)	152,185
Corporate debt securities	263,823	1	(765)	263,059
Total cash equivalents and marketable securities	$836,311	$6	$(6,606)	$829,711

Classified as:	Fair Value
Cash equivalents	$214,277
Marketable securities	391,316
Marketable securities, non-current	224,118
Total cash equivalents and marketable securities	$829,711

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$206,245	$—	$—	$206,245
U.S. Treasury securities	290,909	2	(1,205)	289,706
U.S. government agency securities	93,864	2	(240)	93,626
Corporate debt securities	285,338	—	(182)	285,156
Total cash equivalents and marketable securities	$876,356	$4	$(1,627)	$874,733

Classified as:	Fair Value
Cash equivalents	$270,236
Marketable securities	320,966
Marketable securities, non-current	283,531
Total cash equivalents and marketable securities	$874,733
As of March 31, 2022 and December 31, 2021, the fair value of securities held by the Company in an unrealized loss position was $680.1 million and $602.9 million, respectively, and as of March 31, 2022 and December 31, 2021, securities held by the Company in an unrealized loss position have been in the continuous loss position for less than 12 months. The Company determined that there was no material change in the credit risk of the above investments during the three months ended March 31, 2022 and 2021. As such, an allowance for credit losses has not been recognized. The Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before recovery of their amortized cost basis. Gross realized gains and losses were de minimis for the three months ended March 31, 2022 and 2021 and as a result, amounts reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021 were also de minimis.
As of March 31, 2022 and December 31, 2021, all of the Company’s marketable securities had a maturity date of two years or less, were available for use and were classified as available-for-sale. See Note 6, Fair Value Measurements, for additional information regarding cash equivalents and marketable securities.
5. Other Investments
From time to time, the Company makes minority ownership strategic investments. As of March 31, 2022 and December 31, 2021, the aggregate carrying amounts of the Company’s strategic investments in non-publicly traded companies were $47.0 million. These investments were measured at initial cost, minus impairment, if any, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.
In connection with the preparation of the financial statements for 2021, the Company performed a qualitative assessment of potential indicators of impairment and determined that indicators existed for its $36.4 million investment in PACT Series C-1 convertible preferred stock. While there was no single event or factor, the Company considered PACT’s operating cash flow requirements over the next year and liquid asset balances to fund those requirements and PACT’s inability to raise funds as indicators of impairment. Due to these indicators, the Company assessed the valuation of the investment in PACT as of December 31, 2021 and determined the fair value to be negligible and the impairment to be other-than-temporary in nature. As a result, the Company recorded a $36.4 million impairment expense for the PACT investment in the fourth quarter of 2021, which was recorded within impairment of other investments on the Consolidated Statement of Operations and Comprehensive Loss and as a reduction to the investment balance within other investments on the Consolidated Balance Sheet. There were no adjustments recorded to the carrying amount for the other investments for the three months ended March 31, 2022 and 2021.
In November 2020, the Company made a strategic equity investment of $13.0 million in Outpace Bio, Inc. (“Outpace”), a privately-held company, which represented a minority ownership interest at the time of the strategic investment. Outpace is engaged in the research and development of protein and cell technology platforms and has financed its activities via issuances of preferred stock. The Company determined that Outpace is a variable interest entity (“VIE”) and the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. The Company does not have majority voting rights, representation on Outpace’s board of directors or the power to direct the activities of this entity, and therefore it is not the primary beneficiary. As of both March 31, 2022 and December 31, 2021, the carrying value of the Company’s investment in Outpace was $13.0 million, which is recorded in other investments.

6. Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$103,842	$—	$—	$103,842
U.S. Treasury securities	—	310,625	—	310,625
U.S. government agency securities	—	152,185	—	152,185
Corporate debt securities	—	263,059	—	263,059
Equity warrant investment	—	—	1,095	1,095
Total financial assets	$103,842	$725,869	$1,095	$830,806
Financial liabilities:
Success payment liabilities	$—	$—	$5,635	$5,635
Total financial liabilities	$—	$—	$5,635	$5,635

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$206,245	$—	$—	$206,245
U.S. Treasury securities		289,706	—	289,706
U.S. government agency securities		93,626	—	93,626
Corporate debt securities		285,156	—	285,156
Equity warrant investment	—	—	1,067	1,067
Total financial assets	$206,245	$668,488	$1,067	$875,800
Financial liabilities:
Success payment liabilities	$—	$—	$9,486	$9,486
Total financial liabilities	$—	$—	$9,486	$9,486
The Company measures the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. The Level 2 marketable securities include U.S. Treasury securities, U.S. government agency securities and corporate debt securities. The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services applied industry standard valuation models. Inputs utilized include market pricing based on real-time trade data for the same or similar securities and other significant inputs derived from or corroborated by observable market data.
The Level 3 financial instruments include an equity warrant investment and the success payment liabilities. The Company’s Level 3 financial instruments are valued using valuation models which include the Black-Scholes model for valuing the equity warrant investment and a Monte Carlo simulation for the success payment liabilities. To determine the estimated fair value of the success payment liabilities, the Company uses a Monte Carlo simulation methodology that models the future movement of stock prices based on several key variables combined with empirical knowledge of the process governing the behavior of the stock price. The following variables were incorporated in the estimated fair value of the success payment liabilities: fair value of the Company’s common stock (Series A convertible preferred stock, prior to IPO), expected volatility, the risk-free interest rate and the estimated number and timing of valuation measurement dates on the basis of which payments may be triggered. The computation of expected volatility was estimated based on available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption.

The following assumptions were incorporated into the calculation of the estimated fair value of the Fred Hutch success payment liability:

	March 31, 2022	December 31, 2021
Fair value of common stock	$5.05	$7.74
Risk-free interest rate	0.52% - 2.95%	0.19% - 1.88%
Expected volatility	75%	75%
Expected term (in years)	0.21 - 5.72	0.46 - 5.97
The following assumptions were incorporated into the calculation of the estimated fair value of the Stanford success payment liability:

	March 31, 2022	December 31, 2021
Fair value of common stock	$5.05	$7.74
Risk-free interest rate	0.52% - 2.95%	0.19% - 1.88%
Expected volatility	75%	75%
Expected term (in years)	0.21 - 7.50	0.46 - 7.75
The Company utilizes estimates and assumptions in determining the estimated success payment liabilities and associated expense. A small change in the valuation of the Company’s common stock may have a relatively large change in the estimated fair value of the success payment liability and associated expense.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets and liabilities (in thousands):

	Equity Warrant Investment	Success Payment Liabilities
Balance at December 31, 2021	$1,067	$9,486
Change in fair value (1)	28	(3,851)
Balance at March 31, 2022	$1,095	$5,635
(1)The change in fair value associated with the equity warrant investment held is recorded in other income (expense), net and the change in fair value associated with success payment liabilities is recorded in research and development expense.
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

The following table summarizes the Company’s future minimum operating lease commitments, including expected lease incentives to be received, as of March 31, 2022 (in thousands):

Year Ending December 31:
2022 (remaining nine months)	$7,289
2023	11,018
2024	11,347
2025	11,859
2026	12,209
Thereafter	48,094
Total undiscounted lease payments	101,816
Less: imputed interest	(30,282)
Less: tenant improvement allowances	(2,720)
Total operating lease liabilities	$68,814

Reported as of March 31, 2022:
Short-term portion of lease liabilities (included in accrued liabilities and other current liabilities)	$1,339
Operating lease liabilities, non-current	67,475
Total	$68,814
The operating lease costs for all operating leases were $2.5 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively. The operating lease costs and total commitments for short-term leases were de minimis for the three months ended March 31, 2022 and 2021. Variable lease costs for operating leases were $1.3 million and $1.1 million for the three months ended March 31, 2022 and 2021. The weighted-average remaining lease terms for operating leases were 8.5 and 8.8 years as of March 31, 2022 and December 31, 2021, respectively. The weighted-average discount rates for operating leases were 8.5% and 8.4% as of March 31, 2022 and December 31, 2021, respectively.
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
In September 2021, the Company entered into a sublease with Sonoma Biotherapeutics, Inc. (“Sonoma”), a related party, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. See Note 13, Related-Party Transactions. As a part of the sublease, in September 2021, the Company received a $4.6 million tenant improvement contribution payment, which will be recognized over the term of the sublease. The sublease is classified as an operating lease and will expire in March 2031. The monthly fixed payment due to the Company is $0.2 million, subject to annual rent increases in accordance with the contract.
8. Convertible Preferred Stock
Upon the closing of the IPO, 194,474,431 shares of convertible preferred stock then outstanding converted into an equal number of shares of common stock. As of March 31, 2022 and December 31, 2021, no shares of convertible preferred stock were outstanding.
9. Stockholders' Equity
Preferred Stock
The Company is authorized to issue 10.0 million shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, no shares of preferred stock were outstanding.
Common Stock
The Company is authorized to issue 500.0 million shares of common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 245,422,849 shares and 242,738,350 shares of the Company’s common stock outstanding, respectively, excluding 1,625,002 shares and 2,600,002 shares, respectively, of restricted stock awards (“RSAs”) outstanding that are subject to vesting requirements.
10. Stock-based Compensation
2021 Equity Incentive Plan
In June 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”), which on the date of the underwriting agreement related to the Company’s IPO became effective with an initial reserve of 26,662,087 shares, plus any shares subject to outstanding awards granted under the 2018 Equity Incentive Plan (“2018 Plan”) that, on or after the effectiveness of the 2021 Plan, terminate or expire before exercise or settlement, are not issued because the award is settled in cash, are forfeited because of the failure to vest, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to (1) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company’s board of directors no later than December 31 of the immediately preceding year. On January 1, 2022, the Company reserved an additional 12,266,917 shares of common stock for issuance under the 2021 Plan representing 5% of the total common shares outstanding as of December 31, 2021. On March 29, 2022, the Company filed with the Securities and Exchange Commission ("SEC") a Form S-8 registering the additional shares. Under the 2021 Plan, the Company may grant incentive stock options, non-statutory stock options, RSAs, restricted stock units ("RSUs"), stock appreciation rights, performance awards and other stock-based awards. Terms of stock awards, including vesting requirements, are determined by the Company’s board of directors or by a committee authorized by the Company’s board of directors, subject to provisions of the 2021 Plan. The term of any stock option granted under the 2021 Plan cannot exceed ten years. Generally, awards granted by the Company vest over four years but may be granted with different vesting terms. In conjunction with adopting the 2021 Plan, the Company discontinued the 2018 Plan with respect to new equity awards.
As of March 31, 2022, 28.0 million shares were available for future issuance pursuant to the 2021 Plan.
2021 Employee Stock Purchase Plan
In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the Company’s IPO with an initial reserve of 2,470,000 shares. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering or on the purchase date. The number of shares of the Company’s common stock reserved for issuance under the 2021 ESPP will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, and (2) 4,940,000 shares; provided, however, that the Company’s board of directors may act to provide a lesser increase in number of shares. On January 1, 2022, the Company reserved an additional 2,453,383 common shares for issuance under the 2021 ESPP representing 1% of the total common shares outstanding as of December 31, 2021. On March 29, 2022, the Company filed with the SEC a Form S-8 registering the additional shares. The Company may specify offerings with durations not more than 27 months and may specify shorter purchase periods within each offering. No shares have been issued under the 2021 ESPP as of March 31, 2022.
2018 Equity Incentive Plan
In 2018, the Company established the 2018 Plan under which it may grant incentive stock options, non-statutory stock options, RSAs, RSUs, stock appreciation rights and other stock-based awards. Terms of stock awards, including vesting requirements, are determined by the board of directors or by a committee authorized by the Company’s board of directors, subject to provisions of the 2018 Plan. The term of any stock option granted under the 2018 Plan cannot exceed ten years. Generally, awards granted by the Company vest over four years, but may be granted with different vesting terms. Pursuant to the terms of the 2021 Plan, any shares subject to outstanding options originally granted under the 2018 Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to awards granted under the 2021 Plan. While no shares are available for future issuance under the 2018 Plan, it continues to govern outstanding equity awards granted thereunder.

Stock-based Compensation Expense
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$3,764	$4,851
General and administrative	18,264	7,881
Total stock-based compensation expense	$22,028	$12,732
At March 31, 2022, total stock-based compensation cost related to unvested awards not yet recognized was $156.4 million, which is expected to be recognized over a remaining weighted-average period of 2.64 years.
Restricted Stock Awards
A summary of the Company’s RSA activity was as follows:

	Number of Shares	Weighted-Average Value at Grant Date Per Share
Unvested shares as of December 31, 2021	2,600,002	$0.0001
Vested	(975,000)	$0.0001
Unvested shares as of March 31, 2022	1,625,002	$0.0001
Restricted Stock Units
A summary of the Company’s RSU activity was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested RSUs as of December 31, 2021	—	$—
RSUs granted	1,330,962	$5.98
RSUs forfeited or canceled	(31,375)	$5.98
Unvested RSUs as of March 31, 2022	1,299,587	$5.98
Stock Options
A summary of the Company’s stock option activity was as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2021	41,775,179	$5.05	7.84	$142,076
Granted	7,962,442	$6.03
Exercised	(1,709,498)	$1.49
Canceled or forfeited	(321,796)	$5.51
Options outstanding as of March 31, 2022	47,706,327	$5.34	7.84	$51,890
Options exercisable as of March 31, 2022	24,398,342	$3.82	6.73	$48,645

The fair value of stock options granted to employees, directors and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	2.14%	0.68%
Expected volatility	85%	80%
Expected term (in years)	6.00	6.06
Expected dividend yield	0%	0%
The weighted-average grant date fair value of options granted for the three months ended March 31, 2022 and 2021 was $4.35 per share and $4.29 per share, respectively.
11. Net Loss Per Share
Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include preferred stock, unvested RSAs, unvested RSUs and options to purchase common stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
Potentially dilutive securities excluded from the calculation of diluted net loss per share due to their anti-dilutive effects were as follows:

	Three Months Ended March 31,
	2022	2021
Convertible preferred stock	—	194,474,431
Unvested RSAs	1,625,002	5,525,002
Unvested RSUs	1,299,587	—
Options to purchase common stock	47,706,327	40,556,956
Total	50,630,916	240,556,389
12. Commitments and Contingencies
Collaboration and License Agreements
The Company has entered into certain collaboration and license agreements, including those identified in Note 3, License, Collaboration and Success Payment Agreements above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial milestones. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause the discontinuance of the programs. Due to the nature of these agreements, the future potential payments are inherently uncertain, and accordingly no amounts had been recorded for the potential future achievement of these targets as of March 31, 2022 and December 31, 2021.
13. Related-party Transactions
In September 2021, the Company entered into a sublease with Sonoma, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. Dr. Klausner serves as a member of the board of directors of Sonoma and he and certain holders of more than 5% of our outstanding common stock are also stockholders of Sonoma. As a part of the sublease, a $4.6 million tenant improvement contribution payment was made by Sonoma, which will be recognized over the term of the sublease. As of March 31, 2022, accrued liabilities and other current liabilities of $0.5 million and other non-current liabilities of $3.9 million were in connection with the sublease with Sonoma. Income of $0.7 million was recognized in other operating income, net for the three months ended March 31, 2022. See Note 7, Leases, for more detail on the Sonoma sublease.

The Company is party to the GSK Agreement, who is a holder of more than 10% of the Company’s outstanding common stock. See Note 3, License, Collaboration and Success Payment Agreements. Deferred revenue of $6.2 million and $5.0 million as of March 31, 2022 and December 31, 2021, respectively, and deferred revenue, net of current portion of $77.9 million and $79.7 million as of March 31, 2022 and December 31, 2021, respectively, were in connection with the GSK Agreement. Revenue recognized in connection with the GSK agreement was $0.6 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also the section titled “Special Note Regarding Forward-Looking Statements.”
This section under Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses the first quarter of 2022 and 2021 and period-over-period comparisons between these periods. Discussions of 2021 items and period-over-period comparisons between 2021 and 2020 that are not included in this Quarterly Report on Form 10-Q can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the prospectus we filed with the U.S. Securities and Exchange Commission (SEC) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 21, 2021.
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

We were incorporated in June 2018. Our primary activities to date have included developing T-cell therapies, performing research and development, acquiring technology, entering into strategic collaboration and license agreements, building manufacturing capability, enabling and executing manufacturing activities in support of our product candidate development efforts, organizing and staffing the company, business planning, establishing our intellectual property portfolio, preparing for and initiating clinical trials, raising capital and providing general and administrative support for these activities. We are early in our research and development efforts and just beginning clinical development of our product candidates. Besides LYL797 and LYL132, all of our other product candidates are currently in preclinical development. We also do not have any products approved for sale.
We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:
•continue preclinical development of our current and future product candidates and initiate additional preclinical studies;
•commence and continue clinical trials of our current and future product candidates;
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
Pipeline Programs and Operational Updates
Pipeline Programs
Phase 1 clinical development of two product candidates (LYL797, LYL132) has commenced and additional product candidates are in preclinical development (LYL845, LYL331). LYL797 and LYL845 are wholly‑owned by us, and LYL132 and LYL331 are being developed in collaboration with GlaxoSmithKline Intellectual Property (No. 5) Limited and Glaxo Group Limited (together, “GSK”).
LYL797 - CAR T-cell therapy targeting ROR1+ solid tumors, incorporating Gen-R and Epi-R
We are applying our Gen-R and Epi-R technology platforms to our lead CAR T-cell product candidate, LYL797, which is expected to be an IV administered CAR T-cell product targeting receptor tyrosine kinase-like orphan receptor 1 (ROR1). LYL797 contains a CAR with a 4-1BB/CD3z co-stimulatory domain, an optimized spacer and a single-chain variable fragment (scFy) derived from an R12 rabbit monoclonal antibody that recognizes and binds with high specificity to human ROR1. LYL797 also incorporates Gen-R and a proprietary optimized version of human EGFR (EGFRopt) used for tracking of the CAR T cells in the peripheral blood. LYL797 is manufactured utilizing our proprietary Epi-R technology.
We are initially developing LYL797 for the treatment of ROR1+ triple-negative breast cancer (TNBC) and non‑small cell lung cancer (NSCLC). ROR1 expression is associated with poor prognosis. Significant subsets of patients with common cancers express ROR1, including TNBC (~60%) and NSCLC (~40%), two of the highest ROR1 expressing indications. If successful, we anticipate expanding into other ROR1+ cancers with a lower incidence of ROR1 expression, including potentially hormone receptor-positive breast cancer, ovarian and other solid tumors.
•Screening has been initiated for the Phase 1 clinical trial. The trial is designed to be an open label dose escalation and expansion trial that initially enrolls patients with relapsed/refractory triple‑negative breast cancer or non-small cell lung cancer who have failed at least two lines of therapy. Initial data is expected in 2023.
•Presented preclinical data characterizing LYL797 at the Association for Cancer Research (AACR) 2022 Annual Meeting.

LYL845 - TIL therapy designed to target multiple solid tumor indications, incorporating Epi-R
We are applying our Epi-R technology to develop our product candidate, LYL845, which is expected to be an IV administered autologous TIL therapy in multiple solid tumors. TILs have previously shown clinical benefit in patients with melanoma and other solid tumors with high mutation burdens. TILs target a variety of tumor antigens, but it is thought that the clinical efficacy of TILs is largely driven by specific recognition of mutated tumor neoantigens. Further, broad TIL efficacy has been limited by poor enrichment of tumor-reactive T cells, poor quality and growth potential of expanded T cells and failure to maintain polyclonality of TILs during production. We have designed LYL845 to incorporate our Epi‑R technology that has shown promising improvements in enhancing T cell potency, antitumor activity and increased polyclonality of TILs. We are initially targeting melanoma, with plans to expand into additional solid tumor indications.
•On track to submit an IND in the second half of 2022 for LYL845, a TIL therapy.
LYL132 and LYL331 - TCR therapy targeting NY-ESO-1 solid tumors
Our collaborator, GSK, is developing an NY-ESO-1 TCR T cell product candidate, NY-ESO-1c259, currently in pivotal development (letetresgene autoleucel (lete-cel)) designed to target solid tumors expressing New York esophageal squamous cell carcinoma 1 (NY-ESO-1). Our collaboration explores the potential next-generation enhancement of that product candidate though the application of our Epi-R (LYL132) and Gen-R (LYL331) platform technologies, with a goal to improve the depth and durability of clinical responses. While we are currently evaluating Epi-R and Gen-R in separate preclinical and clinical programs, together these programs could represent a single future product opportunity for GSK utilizing one or both of our platform technologies.
•LYL132, a TCR therapy targeting NY-ESO-1 solid tumors incorporating Epi-R is in Phase 1 clinical development.
•LYL331 is a TCR therapy targeting NY-ESO-1 solid tumors incorporating Gen-R and is on track to submit an IND in late 2022 – early 2023.
Our Manufacturing Capabilities
We believe it is critically important to own, control and continuously monitor all aspects of the cell therapy manufacturing process in order to mitigate risks the field has seen, including challenges in managing production, supply chain, patient specimen chain of custody and quality control. We made a strategic decision to invest in building our own manufacturing facility to control our supply chain, maximize efficiencies in cell product production time, cost and quality, and have the ability to rapidly incorporate disruptive advancements and new innovations. Controlling manufacturing also enables us to protect proprietary aspects of our Gen-R and Epi-R technology platforms. We view our manufacturing team and capabilities as a significant competitive advantage. Our manufacturing facility, LyFE™, is commissioned and qualified in compliance with the FDA's Current Good Manufacturing Practices (cGMP) and is designed to produce cell products at scale for our current and planned clinical trials across our CAR, TIL and TCR programs.
COVID-19 Update
The global COVID-19 pandemic continues to evolve rapidly, and we will continue to monitor it closely. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain and will depend on certain developments, including the duration and spread of the outbreak and its impact on our clinical trial plans, CROs, contract manufacturing organizations and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. While the implications of the COVID-19 pandemic on our operations remain uncertain, to date, we have not experienced delays in our discovery development activities as a result of the COVID-19 pandemic. However, there can be no assurance that we will be able to avoid materially adverse impacts from the evolving effects of the COVID-19 pandemic. In this regard, site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic, which may delay enrollment in our current and planned clinical trials, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, and we may be unable to obtain blood samples for testing. For example, limitations or modifications in surgery scheduling for oncology patients at collaborating institutions has limited and may continue to limit supply of patient tumor samples that we use in our research. We have closely monitored the COVID-19 pandemic and have strived to follow recommended containment and mitigation measures, including the guidance from the Centers for Disease Control and Prevention (CDC) as well as the states of California and Washington and applicable counties. We implemented preventative measures at our facilities in order to minimize the risk of employee exposure to the virus, including the following requirements: that each employee or contractor who entered a facility be vaccinated or agreed to comply with social distancing, frequent hand washing and the requirement to wear masks. We also increased cleaning of high touch areas, provided hand sanitizing stations and implemented an employee questionnaire to ensure employee health status and to provide for limited on-site tracing if needed. We expect to continue such measures for the near foreseeable future, though we have begun to allow employees to return to our facilities on an as‑needed basis and may continue to do so if we determine that it can be done while continuing to maintain a safe work environment. We will continue to actively monitor the situation related to the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business.
License, Collaboration and Success Payment Agreements
For a detailed description of our license, collaboration and success payment agreements, see Note 3 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Components of Results of Operations
Revenue
We have no products approved for sale and have never generated any revenue from product sales.
To date, we have generated revenue primarily from the recognition of a portion of the upfront payment under the Collaboration and License Agreement with GSK (GSK Agreement) that we entered into in May 2019. As we continue to conduct research under the GSK Agreement, we will recognize revenue based upon our estimate of the progress made. In the future, we may generate additional revenue from other collaborations, strategic alliances, licensing agreements, product sales, or a combination of these.
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
Research and development expenses also include non-cash expenses related to the change in the estimated fair value of the liabilities associated with our success payments granted to Fred Hutchinson Cancer Research Center (Fred Hutch) and The Board of Trustees of the Leland Stanford Junior University (Stanford). See Note 3 of the notes to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10‑Q. Research and development expenses related to our success payment liabilities are unpredictable and may vary significantly from quarter to quarter and year to year due to changes in our assumptions used in the calculation.
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
Other Operating Income, Net
Other operating income, net, consists primarily of service and occupancy fees received associated with subleases as well as losses on the retirement of property and equipment.
Interest Income, Net
Interest income, net consists primarily of interest earned on our cash, cash equivalents and marketable securities balances.
Other Income (Expense), Net
Other income (expense), net, consists primarily of changes in the fair value of an equity warrant investment held.

Results of Operations
Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Revenue	$553	$2,445	$(1,892)
Operating expenses:
Research and development	35,830	41,529	(5,699)
General and administrative	34,421	16,831	17,590
Other operating income, net	(1,122)	(545)	(577)
Total operating expenses	69,129	57,815	11,314
Loss from operations	(68,576)	(55,370)	(13,206)
Interest income, net	397	354	43
Other income (expense), net	35	(27)	62
Total other income, net	432	327	105
Net loss	$(68,144)	$(55,043)	$(13,101)
Revenue
Revenue was $0.6 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively, primarily related to the recognized portion of the upfront license fee pursuant to the GSK Agreement. The decrease of $1.9 million was primarily due to fewer research and development activities under the GSK Agreement. LYL132, a TCR therapy developed in collaboration with GSK, received FDA clearance in January 2022 in advance of the planned Phase 1 clinical trial resulting in lower research and development activities and revenue for the three months ended March 31, 2022 compared to the same period in 2021.
Research and Development Expenses
The following table summarizes the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Personnel	$16,541	$14,833	$1,708
Facilities and technology	12,830	7,537	5,293
Collaborations, research activities and outside services	10,310	9,192	1,118
Success payments	(3,851)	9,967	(13,818)
Total research and development expenses	$35,830	$41,529	$(5,699)
Research and development expenses were $35.8 million and $41.5 million for the three months ended March 31, 2022 and 2021, respectively. The decrease of $5.7 million was primarily due to:
•a decrease of $13.8 million in success payment expenses associated with our success payment liabilities to Fred Hutch and Stanford, primarily driven by the decrease in the per share fair value of our common stock;
•an increase of $5.3 million in facilities and technology costs, primarily related to increased infrastructure to support our expansion in research and development, manufacturing capabilities and associated headcount growth;
•an increase of $1.7 million in personnel-related expenses, that was primarily related to an increase in headcount to expand our research, development and manufacturing capabilities; and
•an increase of $1.1 million in collaboration, research activities and outside services primarily driven by an increase in professional services offset by a reduction in collaboration and license fees.
General and Administrative Expenses
General and administrative expenses were $34.4 million and $16.8 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $17.6 million was primarily due to an increase of $10.4 million in stock-based compensation expense, primarily related to award modifications and new awards granted. Additionally, outside services and corporate expenses increased by $5.5 million primarily due to certain arbitration costs and an increase of $2.0 million in costs associated with operating as a public company.
Other Operating Income, Net
Other operating income, net was $1.1 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $0.6 million was due primarily to sublease income and operating fees related to our subleases.
Interest Income, Net
Interest income was $0.4 million for both the three months ended March 31, 2022 and 2021.
Other Income (Expense), Net
Other income (expense), net consisted primarily of the change in fair value of an equity warrant investment held for the three months ended March 31, 2022 and 2021.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through the sale and issuance of convertible preferred stock, the sale of common stock in connection with our initial public offering (IPO) and business development activities. As of March 31, 2022, we had $838.0 million in cash, cash equivalents and marketable securities. Since our inception, we have incurred significant operating losses. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $652.5 million as of March 31, 2022. From June 29, 2018 (inception) through March 31, 2022, we raised an aggregate of $1,405.7 million in gross proceeds from the sales of our convertible preferred stock.
Future Funding Requirements
We expect to incur additional losses in the foreseeable future as we conduct and expand our research and development efforts, including conducting preclinical studies and clinical trials, developing new product candidates, establishing internal manufacturing capabilities and funding our operations generally. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs into 2025. However, we anticipate that we will need to raise additional capital in the future to fund our operations, including further development of our product candidates and the commercialization of any approved product candidates. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.
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
Material Cash Requirements
We continually evaluate our liquidity and capital resources to ensure that we can adequately and efficiently finance our operations. As of March 31, 2022, our material cash requirements consisted primarily of paying salaries and benefits, administering clinical trials, providing the technology and facilities necessary to support our operations, operating lease obligations, potential success payments to Fred Hutch and Stanford and other payments related to our collaborative agreements. See Note 3, License, Collaboration and Success Payment Agreements, and Note 7, Leases, in the accompanying notes to our unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(47,852)	$(33,597)
Investing activities	(26,122)	136,677
Financing activities	2,555	884
Net (decrease) increase in cash, cash equivalents and restricted cash	$(71,419)	$103,964
Operating Activities
During the three months ended March 31, 2022, net cash used in operating activities was $47.9 million, consisting primarily of our net loss of $68.1 million, partially offset by non-cash items such as stock-based compensation expense of $22.0 million and depreciation and amortization expense of $4.2 million. Additionally, net operating assets and liabilities decreased $2.4 million, which included a $6.4 million decrease of accrued liabilities and other current liabilities due primarily to annual employee bonus payments, offset by a $2.9 million increase in accounts payable and a $2.1 million increase in operating lease liabilities primarily due to tenant improvement allowances received during the three months ended March 31, 2022.
Investing Activities
During the three months ended March 31, 2022, cash used in investing activities was $26.1 million, consisting of net purchases of marketable securities of $16.4 million and purchases of property and equipment of $9.7 million.

Financing Activities
During the three months ended March 31, 2022, cash provided by financing activities was $2.6 million, consisting of proceeds from the exercise of stock options.
Off-Balance Sheet Arrangements
Since our inception, we did not have, and we do not currently have, any off-balance sheet arrangements as defined under the applicable rules and regulations of the SEC.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Our primary risks include interest rate sensitivities.
Interest Rate Risk
We had cash equivalents of $214.3 million as of March 31, 2022, which consisted of money market funds and highly liquid investments purchased with original maturities of three months or less from the purchase date. We also had marketable securities of $615.4 million as of March 31, 2022. The primary objective of our investment activities is to preserve capital to fund our operations. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material effect on our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We had no debt outstanding as of March 31, 2022.
Foreign Currency Exchange Risk
All of our employees and operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. We therefore are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we have contracted with and may continue to contract with non-U.S. vendors who we may pay in their local currency. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. To date, foreign currency transaction gains and losses have not been material to our condensed consolidated financial statements, and we have not had a formal hedging program with respect to foreign currency. We believe a hypothetical 1% change in exchange rates during any of the periods presented would not have a material effect on our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Effects of Inflation
Inflation generally affects us by increasing our cost of labor and in the future our clinical trial costs. We believe that inflation has not had a material effect on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we have been or may become involved in material legal proceedings or be subject to claims arising in the ordinary course of our business. For example, although not material to our operations, in February 2021 we filed a demand for arbitration to, among other things, seek rescission of the agreements we entered into with PACT in June 2020 and recover the consideration paid to PACT thereunder. Arbitration hearings occurred in March and April 2022. We expect to receive the outcome of the arbitration panel in the third quarter of 2022. A legal proceeding is subject to inherent uncertainties, and an adverse result in this or other matters may arise from time to time that may harm our business.
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
•We are early in our research and development efforts and just beginning clinical development of our product candidates. Besides LYL797 and LYL132, all of our other proprietary product candidates are currently in preclinical development. We also do not have any products approved for sale. If we are unable to successfully develop and commercialize product candidates or experience significant delays in doing so, our business may be harmed.
•Our product candidates and technology platforms are based on novel technologies that are unproven and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval, and we may not be successful in our efforts to use and expand our technology platforms to build a pipeline of product candidates.
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
•We depend on the enrollment and retention of patients in our current and planned clinical trials for our product candidates. If we experience delays or difficulties enrolling or retaining patients in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.
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
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We are an early clinical stage biopharmaceutical company, and we do not have any products approved by regulatory authorities and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. Since our inception, we have not generated any revenue from product sales and have incurred significant net losses. Substantially all of our net losses since inception have resulted from our research and development programs and general and administrative costs associated with our operations. As of March 31, 2022, we had an accumulated deficit of $652.5 million.
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
We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:
•continue preclinical development of our current and future product candidates and initiate additional preclinical studies;
•commence and continue clinical trials of our current and future product candidates;

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
•complete and submit regulatory submissions to the FDA, the European Medicines Agency (EMA) or other agencies and obtain regulatory approval for indications for which there is a commercial market;
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
•maintain the supply of our product candidates in a manner that is compliant with global legal requirements or to the extent necessary;
•establish and maintain manufacturing relationships with reliable third parties;
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
We expect to expend substantial resources for the foreseeable future to advance and expand our research pipeline, conduct preclinical studies and pursue clinical development and manufacturing of our product candidates. We also expect to continue to expend resources for the development of our technology platforms. These expenditures will include costs associated with research and development, potentially acquiring or licensing new technologies, conducting preclinical studies and clinical trials and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. We will also need to make significant expenditures to develop a commercial organization capable of sales, marketing and distribution for any products, if any, that we intend to sell ourselves in the markets in which we choose to commercialize. In addition, we may be required to make substantial payments related to our success payment agreements and other contingent consideration payments under our license and collaboration agreements. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the discovery, development and commercialization of our potential product candidates, and other unanticipated costs may arise.
As of March 31, 2022, we had approximately $838.0 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs into 2025. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital to complete clinical development of any of our current programs.
We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions or conditions in the biotechnology sector of the market, including disruptions to or volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and the current or anticipated impact of geopolitical instability. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for our product candidates or delay, limit, reduce or terminate our establishment of sales, marketing and distribution capabilities or other activities that may be necessary to commercialize our product candidates.
Our success payment obligations in our success payment agreements may result in dilution to our stockholders or may be a drain on our cash resources to satisfy the payment obligations.
We agreed to make success payments payable in cash or publicly-tradeable shares of our common stock at our discretion pursuant to our success payment agreements with Fred Hutch and Stanford. On each contractually prescribed measurement date, we may be required to make success payments based on increases in the per share fair value of our common stock. The total amount of success payments that we may become obligated to make is currently $400.0 million and may increase in the future due to amendments of our existing success payment agreements. For information related to our success payment obligations, see Note 3 of the notes to unaudited condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10‑Q.
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
Our success payment obligations are recorded as liabilities on our consolidated balance sheets. Under U.S. generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end and changes in the estimated fair value are accreted to research and development expense over the service period of the collaboration agreement. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of the common stock, changes in volatility and changes in the risk-free rate. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP consolidated financial statements. As of March 31, 2022 and December 31, 2021, the estimated fair values of the liabilities associated with the success payments to Fred Hutch were $4.4 million and $8.5 million, respectively, and as of March 31, 2022 and December 31, 2021, the estimated fair values of the liabilities associated with the success payments to Stanford were $5.5 million and $9.9 million, respectively.
Risks Related to Our Business and Industry
We are early in our research and development efforts and just beginning clinical development of our product candidates. If we are unable to successfully develop and commercialize product candidates or experience significant delays in doing so, our business may be harmed.
We are early in our research and development efforts and are just beginning clinical development of our product candidates. With the opening of a clinical trial site in March 2022, we have initiated our Phase 1 clinical trial of LYL797. Besides LYL797 and LYL132, all of our other proprietary product candidates are currently in preclinical development. We have not yet demonstrated our ability to successfully enroll and complete any clinical trials (including Phase 3 or other pivotal clinical trials), obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. We have invested substantial resources in developing our technology platforms and our product candidates, conducting preclinical studies, commencing clinical trials and building our manufacturing facilities and capabilities, each of which will be required prior to any regulatory approval and commercialization. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful research and development and eventual commercialization of one or more product candidates. The success of our efforts to identify and develop product candidates will depend on many factors, including the following:
•timely and successful completion of our preclinical studies and research activities to identify and develop product candidates to investigate in clinical trials;
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
•successfully developing, or making arrangements with third parties for, manufacturing and distribution processes for our product candidates and for commercial manufacturing and distribution for any of our product candidates that receive regulatory approval;
•receipt of timely regulatory approvals from applicable authorities for our product candidates for their intended uses;
•protecting our rights in our intellectual property portfolio, including by obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•establishing capabilities and infrastructure to obtain the tumor tissues needed to develop and, if successful, commercialize approved products;
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
Our product candidates and technology platforms are based on novel technologies that are unproven and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval, and we may not be successful in our efforts to use and expand our technology platforms to build a pipeline of product candidates.
We are seeking to identify and develop a broad pipeline of product candidates using our proprietary technology platforms. The scientific research that forms the basis of our efforts to develop product candidates with our technology platforms is still ongoing. We are not aware of any FDA approved therapeutics utilizing similar technology. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our technology platforms are both preliminary and limited. Additionally, although we have initiated a Phase 1 clinical trial of LYL797 with the opening of a clinical trial site in March 2022, neither we nor GSK have tested any of our product candidates in humans, and our current data is limited to animal models and preclinical cell lines, the results of which may not translate into humans or may not accurately predict the safety and efficacy of our product candidates in humans. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates.
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, manufacturing, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors and our inability to find suitable replacements could result in delays in product development and harm our business. We conduct substantially all of our operations at our facilities in the San Francisco, Seattle and Bothell metropolitan areas. These regions are headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in these markets is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity that vests over time. The value to employees of equity incentives that vest over time may be significantly affected by factors beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain, and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.
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
We currently have no marketing, sales, or distribution infrastructure, and we intend to either establish a sales and marketing infrastructure or outsource this function to a third party. Either of these commercialization strategies carries substantial risks to us.
We currently have no marketing, sales and distribution capabilities. To support commercial marketing and distribution of any of our product candidates that complete clinical development and are approved, we would either establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in a legally compliant manner or outsource this function to a third party. There are risks involved if we decide to establish our own sales and marketing capabilities or enter into arrangements with third parties to perform these services. To the extent that we enter into collaboration agreements with respect to marketing, sales or distribution, our product revenue may be lower than if we directly marketed or sold any approved products. Such collaborative arrangements with partners may place the commercialization of our products outside of our control and would make us subject to a number of risks, including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our products or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy.
If we are unable to enter into these arrangements on acceptable terms or at all, we may not be able to successfully commercialize any approved products. If we are not successful in commercializing any approved products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses, which would have a material adverse effect on our business, financial condition and results of operations.
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

Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic could materially and adversely affect our operations. Following guidance from federal, state and local authorities, we have implemented policies that restrict the number and nature of employees who can be on site, and versions of such policies may continue for an indefinite period. We have also implemented various safety protocols for all on-site personnel, including requiring that each employee or contractor who enters a facility be vaccinated and agree to comply with social distancing, frequent hand washing and wearing masks. In connection with these and potential future measures, we may be subject to claims based upon, arising out of or related to the COVID-19 pandemic and our actions and responses thereto, including any determinations that we have made and may make in the future with respect to our on-site operations. Further, current and future government restrictions as well as our remote work policies may materially and adversely impact productivity, disrupt our business and delay our preclinical studies and clinical trial plans, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. We continue to evaluate the impact that the evolving effects of the COVID-19 pandemic may have on our ability to effectively conduct our business operations as planned, and while to date, we have not experienced delays in our discovery and preclinical development activities as a result of the COVID-19 pandemic, there can be no assurance that we will be able to avoid materially adverse impacts from the evolving effects of the COVID-19 pandemic. In this regard, site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic, which may delay enrollment in our current and planned clinical trials, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, and we may be unable to obtain blood samples for testing. For example, limitations or modifications in surgery scheduling for oncology patients at collaborating institutions has limited and may continue to limit supply of patient tumor samples that we use in our research.
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
The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of the ongoing COVID-19 pandemic), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflation, uncertainty about economic stability and, until recently, increases in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions, including disruption to enrollment within our ongoing trials and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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
•maintaining continuity among our key manufacturing-related electronic systems;
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
Developing commercially viable manufacturing processes for cellular therapies is a difficult and uncertain task and requires significant expertise and capital investment. We are developing and implementing manufacturing processes for our product candidates. In particular, for autologous cell therapies, the starting material is the patient’s own cells, which inherently adds complexity and variability to the manufacturing process, and we have not yet manufactured a cellular therapy for a patient with cancer. In addition, our ability to consistently and reliably manufacture our cellular therapy product candidates is essential to our success, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, stability issues, consistency and timely availability of reagents or raw materials. Furthermore, our manufacturing processes may have significant dependencies on third parties, which will pose additional risks to our manufacturing capabilities. Additionally, we do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing and processing of our product candidates, and the actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of our product candidates. As a result, we may never be able to develop a commercially viable product.
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
Any adverse developments affecting manufacturing operations for our product candidates may result in lot failures, inventory shortages, shipment delays, product withdrawals or recalls or other interruptions in supply that could delay the development of our product candidates. If we are unable to obtain sufficient supply of our product candidates, whether due to production shortages or other supply interruptions resulting from the ongoing COVID-19 pandemic or otherwise, our clinical trials or regulatory approval may be delayed. We may also have to write off inventory, incur other charges and expenses for supply of product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. In addition, parts of the supply chain may have long lead times or may come from a small number of suppliers. If we are not able to appropriately manage our supply chain, our ability to successfully produce our product candidates could be delayed or harmed. Inability to meet the demand for our product candidates could damage our reputation and the reputation of our products among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics.
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
The outside scientists who conduct the research and development upon which portions of our product candidate pipeline depends are not our employees; rather, they serve as either independent contractors or the primary investigators under research collaboration agreements that we have with their sponsoring academic or research institution. Such scientists and collaborators may have other commitments that would limit their availability to us. Although our scientific advisors generally agree not to do competing work, if an actual or potential conflict of interest between their work for us and their work for another entity arises, we may lose their services. These factors could adversely affect the timing of the clinical trials, the timing of receipt and reporting of clinical data, the timing of our IND submissions and our ability to conduct our current and planned clinical trials. It is also possible that some of our valuable proprietary knowledge may become publicly known through these scientific advisors if they breach their confidentiality agreements with us, which would cause competitive harm to, and have an adverse effect on, our business.
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
We have entered into, and may desire to enter into in the future, collaborations, licenses or other strategic transactions for the acquisition of products or business opportunities, in each case where we believe such arrangement will complement or augment our existing business. These relationships or transactions, or those like them, may require us to incur nonrecurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, reduce the potential profitability of the products that are the subject of the relationship or disrupt our management and business. For example, we entered into a collaboration agreement and stock purchase agreement with PACT Pharma, Inc. (PACT) in June 2020 and, in February 2021, we filed a demand for arbitration seeking to, among other things, rescind the agreements with PACT and recover the consideration paid thereunder. In addition, we face significant competition in seeking appropriate strategic alliances and transactions and the negotiation process is time-consuming and complex, and there can be no assurance that we can enter into any of these transactions even if we desire to do so. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates or programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate a positive benefit/risk profile. Any delays in entering into new strategic alliance agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.
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
We depend on enrollment and retention of patients in our current and planned clinical trials for our product candidates. If we experience delays or difficulties enrolling or retaining patients in our clinical trials, our research and development efforts and business, financial condition, and results of operations could be materially adversely affected.
Successful and timely completion of clinical trials require that we enroll and retain a sufficient number of patient candidates. Any clinical trials we conduct may be subject to delays for a variety of reasons, including as a result of patient enrollment taking longer than anticipated, patient withdrawal, or adverse events. These types of developments could cause us to delay the trial or halt further development.
Our clinical trials compete with other clinical trials that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of patients available to us, as some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Moreover, enrolling patients in clinical trials for diseases in which there is an approved standard of care is challenging, as patients will first receive the applicable standard of care. Many patients who respond positively to the standard of care do not enroll in clinical trials. This may limit the number of eligible patients able to enroll in our clinical trials who have the potential to benefit from our product candidates and could extend development timelines or increase costs for these programs. Patients who fail to respond positively to the standard of care treatment will be eligible for clinical trials of unapproved drug candidates. However, these prior treatment regimens may render our therapies less effective in clinical trials.
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
Risks Related to Regulation and Legal Compliance
We are just beginning the clinical development of our product candidates, and our future success is dependent on the successful development and regulatory approval of our product candidates.
We currently have no products approved for commercial sale, and we are just beginning the clinical development of our product candidates. With the opening of a clinical trial site in March 2022, we have initiated our Phase 1 clinical trial of LYL797. Besides LYL797 and LYL132, all of our other proprietary product candidates are currently in preclinical development. The future success of our business is substantially dependent on our ability to obtain regulatory approval for our product candidates for the indications we seek, and, if approved, to successfully commercialize one or more product candidates in a timely manner. Each of our programs and product candidates will require clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.
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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval. Furthermore, the regulatory approval process for novel product candidates, such as T cell product candidates and next-generation T cell programs, can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates.
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
In addition to oversight by the FDA and by institutional review boards (IRBs) under guidelines promulgated by the National Institutes of Health (NIH), gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (IBC), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether trials of cell therapies that involve genetic engineering may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.
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
Physicians, hospitals and third-party payors often are slow to adopt new products, technologies and treatment practices that require additional upfront costs and training. Physicians may not be willing to undergo training to adopt this novel therapy, may decide the therapy is too complex to adopt without appropriate training or not cost-efficient and may choose not to administer the therapy. Based on these and other factors, hospitals and payors may decide that the benefits of this new therapy do not or will not outweigh its costs.
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
We are just beginning clinical development of our product candidates. Besides LYL797 and LYL132, all of our other proprietary product candidates are currently in preclinical development. The risk of failure of our product candidates is high. The clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
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
To date, we have not fully enrolled or completed any clinical trials required for the approval of our product candidates. We may experience delays in initiating, enrolling or conducting our current and planned clinical trials, and we do not know whether clinical trials will begin or enroll subjects on time, will need to be redesigned, will achieve expected enrollment rates or will be completed on schedule, if at all. For example, obtaining sufficient and specific tumor tissues will be needed for our planned Phase 1 clinical trial of LYL845 in multiple solid tumor indications. Our inability to obtain the specific tumor tissues or sufficient amount of tumor tissues in a timely manner or at all could delay or preclude our ability to initiate the planned clinical trial. There can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical trials of any of our product candidates on clinical hold in the future. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including in connection with:
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
Further, a clinical trial may be suspended or terminated by us, the institutional review boards for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial or the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
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
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in our clinical trials, we may not continue the development of nor receive approval to market any product candidates, which could prevent us from ever generating product revenues or achieving profitability. For example, previous clinical trials utilizing a CAR T cell to treat hematologic tumors have shown an increased risk of cytokine release syndrome and immune effector cell-associated neurotoxicity syndrome. Adverse events may also be associated with the lymphodepletion regimen utilized with cellular therapies. Additionally, ROR1 is expressed on a number of normal tissues. As a result, ROR1 could cause on-target, off-tumor toxicity. c-JUN is also potentially an oncogene and could cause healthy cells to transform into malignant cells. Results of our trials could reveal an unacceptably high severity and incidence of side effects, or side effects outweighing the benefits of our product candidates. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. The side effects experienced could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims.
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
•we may be required to change the dose or the way the product is administered, conduct additional clinical trials or change the labeling of the product;
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
Interim, topline or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available or as we make changes to our manufacturing processes and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose interim, topline or preliminary data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Further, modifications or improvements to our manufacturing processes for a therapy may result in changes to the characteristics or behavior of the product candidate that could cause our product candidates to perform differently and affect the results of our ongoing clinical trials. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.
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
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our company in general. If the interim, topline or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any of our potential product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.
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
We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the institutional review boards for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial or the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
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
Even if our product candidates obtain regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
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
If there are changes in the application of legislation or regulatory policies, or if problems are discovered with a product or our manufacture of a product, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include issuing warning letters or untitled letters, imposing fines on us, imposing restrictions on the product or its manufacture and requiring us to recall or remove the product from the market. The regulators could also suspend or withdraw our marketing authorizations, requiring us to conduct additional clinical trials, change our product labeling or submit additional applications for marketing authorization. If any of these events occurs, our ability to sell such product may be impaired, and we may incur substantial additional expense to comply with regulatory requirements, which could materially adversely affect our business, financial condition and results of operations.
In addition, if we have any product candidate approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. In the United States, the FDA and the Federal Trade Commission (FTC) strictly regulate the promotional claims that may be made about pharmaceutical products to ensure that any claims about such products are consistent with regulatory approvals, not misleading or false in any particular way and adequately substantiated by clinical data. The promotion of a drug product in a manner that is false, misleading, unsubstantiated or for unapproved (or off-label) uses may result in enforcement letters, inquiries and investigations and civil and criminal sanctions by the FDA, FTC and other regulatory authorities. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions and may result in false claims litigation under federal and state statutes, which can lead to consent decrees, civil monetary penalties, restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The government has also required that companies enter into consent decrees and/or imposed permanent injunctions under which specified promotional conduct is changed or curtailed.
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
Moreover, the policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, during the Trump administration several executive actions were taken, including the issuance of a number of Executive Orders, that imposed significant burdens on, or otherwise delayed, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. It is difficult to predict how similar orders in the future would be implemented, and the extent to which they would impact the FDA’s ability to exercise its regulatory authority. If executive actions are taken that impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
We may be subject to applicable fraud and abuse, including anti-kickback and false claims, transparency, health information privacy and security and other healthcare laws. Failure to comply with such laws, may result in substantial penalties.
We may be subject to broadly applicable healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research, market, sell and distribute any product candidates for which we obtain marketing approval. The healthcare laws that may affect us include: the federal fraud and abuse laws, including the federal anti-kickback, and false claims and civil monetary penalties laws; federal data privacy and security laws, including the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act; and federal transparency laws related to ownership and investment interests and payments and/or other transfers of value made to or held by physicians (including doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. In addition, many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. Moreover, several states require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Additionally, some state and local laws require the registration of biopharmaceutical sales representatives in the jurisdiction.
Ensuring that our operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock options for consulting services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, disgorgement, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and/or oversight if a corporate integrity agreement or similar agreement is executed to resolve allegations of non-compliance with these laws and the curtailment or restructuring of operations. In addition, violations may also result in reputational harm, diminished profits and lower future earnings. For additional detail on healthcare laws that may affect our business, see Other Healthcare Laws in the business section of our Annual Report on Form 10-K for the year ended December 31, 2021.

Changes in healthcare policies, laws and regulations may impact our ability to obtain approval for, or commercialize our product candidates, if approved.
In the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality and expand access to care. In the United States, there have been and continue to be a number of healthcare-related legislative initiatives, as well as executive, judicial and Congressional challenges to existing healthcare laws that have significantly affected, and could continue to significantly affect, the healthcare industry. For example, there have been efforts to repeal, substantially modify or invalidate some or all of the provisions of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), some of which have been successful. However, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. In addition, there continues to be heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, President Biden issued an executive order in July 2021 supporting legislation to enact drug pricing reforms and, in response, the U.S. Department of Health and Human Services released a Comprehensive Plan for Addressing High Drug Prices in September 2021 with specific legislative and administrative policies that Congress could enact to help improve affordability of and access to prescription drugs. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. For additional detail on healthcare reform measures that may affect our business, see Healthcare Reform in the business section of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, assuming FDA approval. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our product candidates. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a procedure is safe, effective and medically necessary; appropriate for the specific patient; cost effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental, nor investigational. Assuming we obtain coverage for our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the European Union or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. Additionally, we or our collaborators may develop companion diagnostic tests for use with our product candidates. We or our collaborators will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we may seek for our product candidates.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to be cleared or approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough FDA employees and stop critical activities.
Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. In February 2022, the FDA resumed on-site inspections of domestic manufacturing facilities, subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized or deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
In addition, our registered or unregistered trademarks or trade names may be challenged, infringed or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we view as valuable to building name recognition among potential partners and customers in our markets of interest. At times, competitors or other third parties have adopted or may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion and/or litigation. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce, protect or defend our proprietary rights related to trademarks may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.
The lives of our patents may not be sufficient to effectively protect our products and business.
Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first nonprovisional effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic medications. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. While the patent term of certain patents can also be extended with respect to a specific product to recapture time lost in clinical trials and regulatory review by the FDA, a patent’s life also can be shortened by a terminal disclaimer over an earlier filed patent or patent application. If we do not have sufficient patent life to protect our products, our business and results of operations will be adversely affected.
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
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us and our partners to stop the infringement of our patents or marketing of competing products in violation of our intellectual property rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us or our partners. We or our partners may not prevail in any lawsuits that we or our licensors initiate, and even if we or our licensors are successful, the damages or other remedies awarded, if any, may not be commercially meaningful.
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
Our commercial success depends, in part, on us and our partners not infringing the patents and proprietary rights of third parties. There is a substantial amount of litigation and other adversarial proceedings, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interference or derivation proceedings, oppositions, and inter partes and post-grant review proceedings before the USPTO and non-U.S. patent offices. Numerous U.S. and non-U.S. issued patents and pending patent applications owned by third parties exist in the fields in which we are developing, and may develop, product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of third parties’ patent rights, as it may not always be clear to industry participants, including us, which patents cover various types of products, methods of making or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform or predictable.
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
If we or our partners are sued for patent infringement, we would need to demonstrate that our product candidates, products and methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving that a patent is invalid is difficult and even if we are successful in the relevant proceedings, we may incur substantial costs, and the time and attention of our management and scientific personnel could be diverted from other activities. If one or more claims of any issued third-party patents were held by a court of competent jurisdiction to cover aspects of our materials, formulations, methods of manufacture or methods for treatment, we could be forced, including by court order, to cease developing, manufacturing or commercializing the relevant product candidate until the relevant patent expired. Alternatively, we may desire or be required to obtain a license from such third party in order to use the infringing technology and to continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonably terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property licensed to us. If we are unable to obtain a necessary license on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.
We may face claims that we misappropriated the confidential information or trade secrets of a third party. If we are found to have misappropriated a third-party’s trade secrets, we may be prevented from further using these trade secrets, which could limit our ability to develop our product candidates.
Defending against intellectual property claims, regardless of their merit, could be costly and time consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle before a final judgment, any litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business. During the course of any intellectual property litigation, there could be public announcements of the results of hearings, rulings on motions and other interim proceedings in the litigation and these announcements may have negative impact on the perceived value of our product candidates, programs or intellectual property. In the event of a successful intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent, or to redesign our infringing product candidates, which may be impossible or require substantial time and monetary expenditure. In addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, and the parties making claims against us may obtain injunctive or other equitable relief, which could impose limitations on the conduct of our business. We may also elect to enter into license agreements in order to settle patent infringement claims prior to litigation, and any of these license agreements may require us to pay royalties and other fees that could be significant. As a result of all of the foregoing, any actual or threatened intellectual property claim could prevent us from developing or commercializing a product candidate or force us to cease some aspect of our business operations.
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

Our product candidates may also require specific formulations, manufacturing methods or technologies to work effectively and efficiently, and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third party intellectual property rights from third parties that we identify. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms; such failure would harm our business. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights.
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
Interference, derivation or opposition proceedings provoked by third parties, brought by us or our partners, or brought by the USPTO or any non-U.S. patent authority, may be necessary to determine the priority of inventions or matters of inventorship with respect to our patents or patent applications. We or our partners may also become involved in other proceedings, such as reexamination or opposition proceedings, inter partes review, post-grant review or other pre-

issuance or post-grant proceedings in the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property of others. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover and protect our product candidates. An unfavorable outcome in any of these proceedings could require us or our partners to cease using the related technology and commercializing our product candidates, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our partners a license on commercially reasonable terms if any license is offered at all. Even if we or our licensors obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
Any intellectual property proceedings can be expensive and time-consuming. Our or our partners’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our partners can. Accordingly, despite our or our partners’ efforts, we or our partners may not be able to prevent third parties from infringing upon or misappropriating our intellectual property rights, particularly in countries where the laws may not protect our rights as fully as in the U.S. Even if we are successful in the relevant proceedings, we may incur substantial costs, and the time and attention of our management and scientific personnel could be diverted from other activities. In addition, in an infringement proceeding, a court may decide that one or more of our patents is invalid or unenforceable, in whole or in part, may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question and/or may require us to pay the other party attorneys’ fees. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly.
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
In addition to seeking the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and other elements of our technology, discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, including by enabling them to develop and commercialize products substantially similar to or competitive with our product candidates, thus eroding our competitive position in the market.
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
Risks Related to Ownership of Our Common Stock
Delaware law and provisions in our amended and restated certificate of incorporation and bylaws might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.
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
Furthermore, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (Securities Act). However, these provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Any person purchasing or otherwise acquiring or holding any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds more favorable for disputes with us or with our directors, officers, other employees or agents or our other stockholders, which may discourage such lawsuits against us and such other persons, or may result in additional expense to a stockholder seeking to bring a claim against us. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, results of operations and financial condition.
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
General Risk Factors
If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely consolidated financial statements could be impaired.
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
We cannot assure you that there will not be future material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We are subject to the periodic reporting requirements of the Exchange Act, and we must maintain disclosure controls and procedures designed to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement, causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
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
•results of clinical trials or regulatory approvals of our competitors;
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
At any time, sales of a substantial number of shares of our common stock in the public market could occur, or there could be a perception in the market that the holders of a large number of shares of common stock intend to sell shares, and any such event could reduce the market price of our common stock. As of March 31, 2022, we have 247,047,851 shares of common stock outstanding, including 1,625,002 shares of restricted stock awards outstanding that are subject to vesting requirements. Substantially all of the shares of our common stock outstanding and shares issued upon the exercise of stock options outstanding under our equity incentive plans, subject to applicable securities law restrictions and excluding shares of restricted stock that will remain unvested, may be able to be sold in the public market.
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
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or our products.
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing securities issued in any such transactions. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships, alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or our products, or grant licenses on terms unfavorable to us. Certain of the foregoing transactions may require us to obtain stockholder approval, which we may not be able to obtain.
We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted by SEC rules and plan to rely on exemptions from certain disclosure requirements that are applicable to other SEC-registered public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404, not being required to comply with the auditor requirements to communicate critical audit matters in the auditor’s report on the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different from the information that is available with respect to other public companies. We may choose to take advantage of some, but not all, of the available exemptions. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.
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
Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our operating results and financial condition.
We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our technology platforms, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions or strategic investments may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions or investments, whether or not such transactions are completed. In addition, we have only limited experience in acquiring or investing in other businesses, and we may not successfully identify desirable targets, or if we acquire additional businesses, we may not be able to integrate them effectively following the acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, as well as unfavorable accounting treatment and exposure to claims and disputes by third parties, including intellectual property claims. We also may not generate sufficient financial returns to offset the costs and expenses related to any acquisitions. In addition, if an acquired business fails to meet our expectations, our business, operating results and financial condition may suffer.
The requirements of being a public company require our management to devote substantial time to compliance initiatives and corporate governance practices and could divert management’s attention and strain our resources.
As a public company, and particularly after we are no longer an emerging growth company, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Section 404, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements and rules of The Nasdaq Stock Market LLC (Nasdaq Listing Rules) and other applicable U.S. rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We continue to need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will continue to need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have and will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, the rules and regulations applicable to us as a public company have made it more expensive for us to obtain director and officer liability insurance. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under the Tax Cuts and Jobs Act of 2017 (the Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), our net operating losses (NOLs) generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes as a result of our IPO and/or subsequent shifts in our stock ownership (some of which may be outside our control). As a result, our ability to use our pre-change NOLs and tax credits to offset post-change taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state NOLs and tax credits to offset California taxable income in tax years beginning after December 31, 2019 and before January 1, 2023. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and tax credits.
Our business and operations would suffer in the event of computer system failures or security breaches.
Our internal computer systems, and those of our partners, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. We exercise little or no control over these third parties, which increases our vulnerability to problems with their systems. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed and our business could be otherwise adversely affected.
While we have not experienced any material system failure, accident or security breach to date, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs, and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from our Initial Public Offering of Common Stock
There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on June 21, 2021. We are holding a significant portion of the balance of the net proceeds from the offering in money market funds and short-term investments.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-8	333-257249	4.1	06/21/2021
3.2	Amended and Restated Bylaws.	S-8	333-257249	4.2	06/21/2021
4.1	Form of Common Stock Certificate.	S-1/A	333-256470	4.1	06/09/2021
4.2	Amended and Restated Investors' Rights Agreement, by and among the Registrant and certain of its stockholders, dated March 5, 2020.	S-1	333-256470	4.2	05/25/2021
10.1*	Severance Waiver by and between the Registrant and Stephen Hill, dated April 19, 2022.					X
10.2	Lyell Immunopharma, Inc. Officer Severance Plan	10-K	001-40502	10.8	03/29/2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
__________________________________
*Filed herewith.
«    The certification attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lyell Immunopharma, Inc.

Date: May 10, 2022	By:	/s/ CHARLES NEWTON
Charles Newton
Chief Financial Officer (Principal Financial and Accounting Officer)