Form 10-Q
period 2022-06-30
Lyell Immunopharma, Inc.
filed 2022-08-04
CIK 1806952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission File Number: 001-40502
__________________________
Lyell Immunopharma, Inc.
(Exact Name of Registrant as Specified in its Charter)
__________________________

Delaware	83-1300510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 Haskins Way South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 695-0677
__________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	LYEL	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2022, the registrant had 247,825,346 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$205,739	$293,828
Marketable securities	449,825	320,966
Prepaid expenses and other current assets	11,214	11,492
Total current assets	666,778	626,286
Restricted cash	279	466
Marketable securities, non-current	131,438	283,531
Other investments	47,001	47,001
Property and equipment, net	127,559	120,098
Operating lease right-of-use assets	44,907	46,541
Other non-current assets	3,712	3,483
Total assets	$1,021,674	$1,127,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,247	$3,207
Accrued liabilities and other current liabilities	21,396	29,057
Success payment liabilities	9,222	9,486
Deferred revenue	15,426	4,988
Total current liabilities	50,291	46,738
Operating lease liabilities, non-current	66,074	66,650
Deferred revenue, non-current	32,927	79,665
Other non-current liabilities	4,340	4,566
Total liabilities	153,632	197,619
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized at June 30, 2022 and December 31, 2021; zero shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000 shares authorized at June 30, 2022 and December 31, 2021; 247,110 and 242,738 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	25	24
Additional paid-in capital	1,565,197	1,515,748
Accumulated other comprehensive loss	(8,351)	(1,623)
Accumulated deficit	(688,829)	(584,362)
Total stockholders’ equity	868,042	929,787
Total liabilities and stockholders’ equity	$1,021,674	$1,127,406
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$35,741	$2,628	$36,294	$5,073
Operating expenses:
Research and development	43,719	46,446	79,549	87,975
General and administrative	30,454	19,112	64,875	35,943
Other operating income, net	(1,171)	(223)	(2,293)	(768)
Total operating expenses	73,002	65,335	142,131	123,150
Loss from operations	(37,261)	(62,707)	(105,837)	(118,077)
Interest income, net	952	218	1,349	572
Other (expense) income, net	(14)	(106)	21	(133)
Total other income, net	938	112	1,370	439
Net loss	(36,323)	(62,595)	(104,467)	(117,638)
Other comprehensive loss:
Net unrealized loss on marketable securities	(1,751)	(90)	(6,728)	(183)
Comprehensive loss	$(38,074)	$(62,685)	$(111,195)	$(117,821)

Net loss per common share, basic and diluted	$(0.15)	$(1.47)	$(0.43)	$(3.91)
Weighted-average shares used to compute net loss per common share, basic and diluted	246,312	42,713	245,251	30,063
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2022	245,423	$25	$1,540,330	$(6,600)	$(652,506)	$881,249
Issuance of common stock upon exercise of stock options	428	—	1,570	—	—	1,570
Stock-based compensation	975	—	22,410	—	—	22,410
Issuance of common stock under employee stock purchase plan	284	—	887	—	—	887
Other comprehensive loss	—	—	—	(1,751)	—	(1,751)
Net loss	—	—	—	—	(36,323)	(36,323)
Balance as of June 30, 2022	247,110	$25	$1,565,197	$(8,351)	$(688,829)	$868,042

	Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	242,738	$24	$1,515,748	$(1,623)	$(584,362)	$929,787
Issuance of common stock upon exercise of stock options	2,138	1	4,124	—	—	4,125
Stock-based compensation	1,950	—	44,438	—	—	44,438
Issuance of common stock under employee stock purchase plan	284	—	887	—	—	887
Other comprehensive loss	—	—	—	(6,728)	—	(6,728)
Net loss	—	—	—	—	(104,467)	(104,467)
Balance as of June 30, 2022	247,110	$25	$1,565,197	$(8,351)	$(688,829)	$868,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three Months Ended June 30, 2021

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	194,474	$1,010,968	17,831	$2	$54,973	$163	$(389,186)	$(334,048)
Proceeds from initial public offering, net of $33,159 in issuance costs	—	—	25,000	2	391,839	—	—	391,841
Conversion of convertible preferred stock to common stock	(194,474)	(1,010,968)	194,474	20	1,010,948	—	—	1,010,968
Issuance of common stock upon exercise of stock options	—	—	269	—	630	—	—	630
Stock-based compensation	—	—	975	—	15,249	—	—	15,249
Other comprehensive loss	—	—	—	—	—	(90)	—	(90)
Net loss	—	—	—	—	—	—	(62,595)	(62,595)
Balance as of June 30, 2021	—	$—	238,549	$24	$1,473,639	$73	$(451,781)	$1,021,955

	Six Months Ended June 30, 2021

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	194,474	$1,010,968	15,570	$2	$41,357	$256	$(334,143)	$(292,528)
Proceeds from initial public offering, net of $33,159 in insurance costs	—	—	25,000	2	391,839	—	—	391,841
Conversion of convertible preferred stock to common stock	(194,474)	(1,010,968)	194,474	20	1,010,948	—	—	1,010,968
Issuance of common stock upon exercise of stock options	—	—	511	—	1,514	—	—	1,514
Stock-based compensation	—	—	2,994	—	27,981	—	—	27,981
Other comprehensive loss	—	—	—	—	—	(183)	—	(183)
Net loss	—	—	—	—	—	—	(117,638)	(117,638)
Balance as of June 30, 2021	—	$—	238,549	$24	$1,473,639	$73	$(451,781)	$1,021,955
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(104,467)	$(117,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	44,438	27,981
Depreciation and amortization expense	8,358	4,968
Net amortization and accretion on marketable securities	706	882
Non-cash lease (income) expense	(655)	1,891
Change in fair value of success payment liabilities	(264)	19,233
Loss on property and equipment disposals	84	324
Change in fair value of warrants	(14)	157
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	9	(4,942)
Accounts payable	1,170	980
Accrued liabilities and other current liabilities	(7,159)	(1,611)
Deferred revenue	(36,300)	(5,057)
Operating lease liabilities, non-current	2,135	5,288
Other non-current liabilities	(226)	—
Net cash used in operating activities	(92,185)	(67,544)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(16,903)	(43,637)
Sales of property and equipment	—	40
Purchases of marketable securities	(185,855)	(264,230)
Sales and maturities of marketable securities	201,655	405,030
Net cash (used in) provided by investing activities	(1,103)	97,203
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	4,125	1,514
Proceeds from employee stock purchase plan	887	—
Proceeds from initial public offering, net of issuance costs	—	392,862
Net cash provided by financing activities	5,012	394,376
Net (decrease) increase in cash, cash equivalents and restricted cash	(88,276)	424,035
Cash, cash equivalents and restricted cash at beginning of period	294,294	140,872
Cash, cash equivalents and restricted cash at end of period	$206,018	$564,907
Represented by:
Cash and cash equivalents	$205,739	$564,441
Restricted cash	279	466
Total	$206,018	$564,907
SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for amounts related to tenant improvement allowances	$2,042	$5,400
Cash paid for amounts included in the measurement of lease liabilities	$5,399	$2,899
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,553	$6,579
Remeasurement of operating lease right-of-use asset for lease modification	$11	$4,306
Deferred offering costs included in accounts payable and accrued liabilities	$—	$1,021
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$—	$1,010,968
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
Liquidity and Management’s Plan
The Company is currently working on a number of long-term product candidates that involve experimental technologies. The product candidates may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources or from the issuance of equity or debt securities. The Company believes that its available cash, cash equivalents and marketable securities as of June 30, 2022 will be adequate to fund its operations at least through the next 12 months from the date these unaudited condensed consolidated financial statements are issued.
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

In June 2022, the Company recorded an adjustment to revenue related to a change in estimate in connection with the Collaboration and License Agreement, entered into in 2019 and amended in June 2020 and December 2021 (“GSK Agreement”) with GlaxoSmithKline Intellectual Property (No. 5) Limited and Glaxo Group Limited (together, “GSK”). The Company and GSK mutually agreed to conclude research activities on an undisclosed target for hematological cancers in June 2022. As a result, the Company decreased the related estimated project costs, which resulted in an increase in the measure of proportional cumulative performance.
This adjustment increased revenue by $35.3 million, decreased net loss by $35.3 million and resulted in a $0.14 reduction in the Company’s basic and diluted net loss per common share for the three and six months ended June 30, 2022.
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
Recently Adopted Accounting Pronouncements
None.
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
Collaboration - In 2018, the Company entered into a research and collaboration agreement with Fred Hutch (“Fred Hutch Collaboration Agreement”), focused on research and development of cancer immunotherapy products. The Company funded aggregate research performed by Fred Hutch of $12.0 million under the Fred Hutch Collaboration Agreement and the research is conducted in accordance with a research plan and budget approved by the parties. The Fred Hutch Collaboration Agreement has a six-year term. During 2021, one of the research plans on which the success payment service term is based was extended from January 31, 2022 to December 31, 2022. The Company incurred $0.5 million and $1.0 million in expense in connection with the Fred Hutch Collaboration Agreement for the three months ended June 30, 2022 and 2021, respectively, and $1.0 million and $2.0 million for the six months ended June 30, 2022 and 2021, respectively.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of June 30, 2022, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The estimated fair values of the success payments to Fred Hutch as of June 30, 2022 and December 31, 2021 were $6.6 million and $8.5 million, respectively. The success payment liability is estimated at the fair value at inception and at each subsequent reporting period and the expense is accreted over the service period of the Fred Hutch Collaboration Agreement. The success payment liability was $5.8 million and $6.4 million as of June 30, 2022 and December 31, 2021, respectively. With respect to the Fred Hutch Collaboration Agreement success payment obligations, the Company recognized expense of $2.2 million and $6.9 million for the three months ended June 30, 2022 and 2021, respectively, and a decrease in success payment expense of $(0.6) million and expense of $15.0 million for the six months ended June 30, 2022 and 2021, respectively.
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
Collaboration Agreement - In October 2020, the Company entered into a research and collaboration agreement with Stanford (“Stanford Collaboration Agreement”), focused on research and development of cellular immunotherapy products. The Stanford Collaboration Agreement has a four-year term. The Company is committed to fund aggregate research performed by Stanford of $12.0 million under the Stanford Collaboration Agreement, and the research will be conducted in accordance with a research plan and budget approved by the parties. The Company incurred $0.8 million in expense in connection with the Stanford Collaboration Agreement for each of the three months ended June 30, 2022 and 2021, and $1.5 million for each of the six months ended June 30, 2022 and 2021.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of June 30, 2022, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The estimated fair value of the success payments to Stanford as of June 30, 2022 and December 31, 2021 was $7.9 million and $9.9 million, respectively. The success payment liability is estimated at the fair value at inception and at each subsequent reporting period and the expense is accreted over the service period of the Stanford Collaboration Agreement. The success payment liability was $3.4 million and $3.1 million as of June 30, 2022 and December 31, 2021, respectively. With respect to the Stanford Collaboration Agreement success payment obligations, the Company recognized expense of $1.4 million and $2.4 million for the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $4.3 million for the six months ended June 30, 2022 and 2021, respectively.
GSK
In 2019, the Company entered into the GSK Agreement with GSK for potential T-cell therapies that apply the Company’s platform technologies and cell therapy innovations with T-cell receptors (“TCRs”) or chimeric antigen receptors (“CARs”) under distinct collaboration programs. The GSK Agreement defined two initial collaboration targets and allows GSK to nominate seven additional targets through July 2024. The Company is expected to perform research and development services for each selected target up until a defined point (the “GSK Option Point”), at which time GSK will decide whether or not to exercise an option to obtain a license from the Company (“License Option”) and take over the future development and commercialization. Selected targets may be developed as either a Proof of Concept (“PoC”) Development Program or Component Development Program. For a PoC Development Program, the Company is expected to conduct both preclinical and clinical development for the target and present clinical trial data to GSK in connection with their evaluation of whether to exercise the License Option. For a Component Development Program, the Company is obligated to perform preclinical studies only. Along with the research activities, the Company appointed three representatives to the joint steering committee (“JSC”) and is responsible for the manufacture of all compounds and products necessary for its research and development activities.
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
Research and Development Services
The GSK Agreement was deemed to be within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, because GSK engaged the Company to initially provide research and development services, which are outputs of its ongoing activities, in exchange for consideration.

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
As of December 31, 2020, the transaction price was deemed to be $103.6 million, consisting of the upfront payment of $45.0 million under the GSK Agreement and the $58.6 million allocated from the GSK Stock Purchase Agreement. Other than the upfront payment and the amounts allocated from the GSK Stock Purchase Agreement, all other contingent consideration that may be earned under the GSK Agreement is subject to uncertainties including but not limited to additional target selections, research and investigational new drug enabling studies, initiation of clinical trials and other related achievements. Consequently, the transaction price currently does not include any such contingent consideration that, if included, could result in a probable significant reversal of cumulative revenue when related uncertainties become resolved. The Company will re-evaluate the transaction price at each reporting period. If and when contingent consideration is included in the transaction price, it will be allocated to the two performance obligations proportionate to their SSPs and a cumulative catch up in revenue will be recorded for the portion of the services already completed. The remaining amounts will be deferred and recognized as the services are rendered.
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
In June 2022, the Company recorded an adjustment to revenue related to a change in estimate in connection with the GSK Agreement due to GSK and the Company mutually agreeing to conclude research activities on an undisclosed target for hematological cancers. The change in estimate decreased the related estimated project costs, which resulted in an increase in the measure of proportional cumulative performance. This adjustment increased revenue by $35.3 million, decreased net loss by $35.3 million and resulted in a $0.14 reduction in the Company’s basic and diluted net loss per common share for the three and six months ended June 30, 2022.
The Company recognized revenue related to the research and development services related to the two initial targets of $35.7 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively, and $36.3 million and $5.1 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company had deferred revenue of $48.4 million and $84.7 million, respectively, related to this agreement.
Exercise of the License Option
In April 2021, GSK exercised the License Option on NY-ESO-1 TCR with Gen-R, a Component Development Program, and agreed to assume sole responsibility for future development and commercialization of the program at its own cost and expense. The Company is entitled to the remaining development and sales milestones up to an aggregate of approximately $400.0 million as well as the tiered royalties on future sales of all such products covered by the license granted pursuant to the License Option.
The exercise of the License Option was accounted for as a separate license contract for revenue recognition purposes. The Company identified one performance obligation, which was the license delivered to GSK upon the exercise of the License Option and transfer of information and data associated with the license. The Company concluded that the development milestone payments are solely dependent on GSK’s performance and achievement of the specified events and are deemed to be not probable until such development milestones are achieved. Therefore, the remaining development milestones are fully constrained and excluded from the transaction price until the respective milestone is achieved. The Company also concluded that sales milestones and royalties relate predominantly to the license granted to GSK. Therefore, they also have been excluded from the transaction price and will be recognized when the related sales occur. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.
As of June 30, 2022, there were no contract assets or contract liabilities related to the license contract. None of the costs to obtain or fulfill the contract were capitalized. No license revenue was recognized for the three and six months ended June 30, 2022 and 2021.
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
NCI
In December 2020, the Company entered into a license agreement with the National Cancer Institute (“NCI”) to access certain intellectual property for the development of treatment of human cancers. In connection with this agreement, the Company paid $100,000 upfront, which was recorded as research and development expense for the year ended December 31, 2020. The Company is also required to pay NCI annual maintenance payments which may be credited against earned royalties. The Company incurred zero maintenance fees for each of the three months ended June 30, 2022 and 2021, respectively, and $105,000 and $75,000 for the six months ended June 30, 2022 and 2021, respectively.
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

4. Cash Equivalents and Marketable Securities
The fair value and amortized cost of cash equivalents and marketable securities by major security type as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$91,333	$—	$—	$91,333
U.S. Treasury securities	307,474	23	(6,064)	301,433
U.S. government agency securities	155,274	23	(1,217)	154,080
Corporate debt securities	223,154	—	(1,116)	222,038
Total cash equivalents and marketable securities	$777,235	$46	$(8,397)	$768,884

Classified as:	Fair Value
Cash equivalents	$187,621
Marketable securities	449,825
Marketable securities, non-current	131,438
Total cash equivalents and marketable securities	$768,884

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$206,245	$—	$—	$206,245
U.S. Treasury securities	290,909	2	(1,205)	289,706
U.S. government agency securities	93,864	2	(240)	93,626
Corporate debt securities	285,338	—	(182)	285,156
Total cash equivalents and marketable securities	$876,356	$4	$(1,627)	$874,733

Classified as:	Fair Value
Cash equivalents	$270,236
Marketable securities	320,966
Marketable securities, non-current	283,531
Total cash equivalents and marketable securities	$874,733
As of June 30, 2022 and December 31, 2021, the fair value of securities held by the Company in an unrealized loss position was $621.6 million and $602.9 million, respectively, and as of June 30, 2022 and December 31, 2021, securities held by the Company in an unrealized loss position have been in the continuous loss position for less than 12 months. The Company determined that there was no material change in the credit risk of the above investments during the three and six months ended June 30, 2022 and 2021. As such, an allowance for credit losses has not been recognized. The Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before recovery of their amortized cost basis. Gross realized gains and losses were de minimis for the three and six months ended June 30, 2022 and 2021 and as a result, amounts reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2022 and 2021 were also de minimis.
As of June 30, 2022 and December 31, 2021, all of the Company’s marketable securities had a maturity date of two years or less, were available for use and were classified as available-for-sale. See Note 6, Fair Value Measurements, for additional information regarding cash equivalents and marketable securities.
5. Other Investments
From time to time, the Company makes minority ownership strategic investments. As of June 30, 2022 and December 31, 2021, the aggregate carrying amounts of the Company’s strategic investments in non-publicly traded companies were $47.0 million. These investments were measured at initial cost, minus impairment, if any, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.
In connection with the preparation of the financial statements for 2021, the Company performed a qualitative assessment of potential indicators of impairment and determined that indicators existed for its $36.4 million investment in PACT Series C-1 convertible preferred stock. While there was no single event or factor, the Company considered PACT’s operating cash flow requirements over the next year and liquid asset balances to fund those requirements and PACT’s inability to raise funds as indicators of impairment. Due to these indicators, the Company assessed the valuation of the investment in PACT as of December 31, 2021 and determined the fair value to be negligible and the impairment to be other-than-temporary in nature. As a result, the Company recorded a $36.4 million impairment expense for the PACT investment in the fourth quarter of 2021, which was recorded within impairment of other investments on the Consolidated Statement of Operations and Comprehensive Loss and as a reduction to the investment balance within other investments on the Consolidated Balance Sheet. There were no adjustments recorded to the carrying amount for the other investments for the three and six months ended June 30, 2022 and 2021.
In November 2020, the Company made a strategic equity investment of $13.0 million in Outpace Bio, Inc. (“Outpace”), a privately-held company, which represented a minority ownership interest at the time of the strategic investment. Outpace is engaged in the research and development of protein and cell technology platforms and has financed its activities via issuances of preferred stock. The Company determined that Outpace is a variable interest entity (“VIE”) and the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. The Company does not have majority voting rights, representation on Outpace’s board of directors or the power to direct the activities of this entity, and therefore it is not the primary beneficiary. As of both June 30, 2022 and December 31, 2021, the carrying value of the Company’s investment in Outpace was $13.0 million, which is recorded in other investments.
6. Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$91,333	$—	$—	$91,333
U.S. Treasury securities	—	301,433	—	301,433
U.S. government agency securities	—	154,080	—	154,080
Corporate debt securities	—	222,038	—	222,038
Equity warrant investment	—	—	1,081	1,081
Total financial assets	$91,333	$677,551	$1,081	$769,965
Financial liabilities:
Success payment liabilities	$—	$—	$9,222	$9,222
Total financial liabilities	$—	$—	$9,222	$9,222

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$206,245	$—	$—	$206,245
U.S. Treasury securities	—	289,706	—	289,706
U.S. government agency securities	—	93,626	—	93,626
Corporate debt securities	—	285,156	—	285,156
Equity warrant investment	—	—	1,067	1,067
Total financial assets	$206,245	$668,488	$1,067	$875,800
Financial liabilities:
Success payment liabilities	$—	$—	$9,486	$9,486
Total financial liabilities	$—	$—	$9,486	$9,486

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
The Level 3 financial instruments include an equity warrant investment and the success payment liabilities. The Company’s Level 3 financial instruments are valued using valuation models which include the Black-Scholes model for valuing the equity warrant investment and a Monte Carlo simulation for the success payment liabilities. To determine the estimated fair value of the success payment liabilities, the Company uses a Monte Carlo simulation methodology that models the future movement of stock prices based on several key variables combined with empirical knowledge of the process governing the behavior of the stock price. The following variables were incorporated in the estimated fair value of the success payment liabilities: fair value of the Company’s common stock, expected volatility, the risk-free interest rate and the estimated number and timing of valuation measurement dates on the basis of which payments may be triggered. The computation of expected volatility was estimated based on available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption.
The following assumptions were incorporated into the calculation of the estimated fair value of the Fred Hutch success payment liability:

	June 30, 2022	December 31, 2021
Fair value of common stock	$6.52	$7.74
Risk-free interest rate	2.76% - 3.08%	0.19% - 1.88%
Expected volatility	80%	75%
Expected term (in years)	0.96 - 5.47	0.46 - 5.97
The following assumptions were incorporated into the calculation of the estimated fair value of the Stanford success payment liability:

	June 30, 2022	December 31, 2021
Fair value of common stock	$6.52	$7.74
Risk-free interest rate	2.76% - 3.08%	0.19% - 1.88%
Expected volatility	80%	75%
Expected term (in years)	0.96 - 7.25	0.46 - 7.75
The Company utilizes estimates and assumptions in determining the estimated success payment liabilities and associated expense. A small change in the valuation of the Company’s common stock may have a relatively large change in the estimated fair value of the success payment liability and associated expense.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets and liabilities (in thousands):

	Equity Warrant Investment	Success Payment Liabilities
Balance at December 31, 2021	$1,067	$9,486
Change in fair value (1)	14	(264)
Balance at June 30, 2022	$1,081	$9,222
(1)The change in fair value associated with the equity warrant investment held is recorded in other (expense) income, net and the change in fair value associated with success payment liabilities is recorded in research and development expense.
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
The following table summarizes the Company’s future minimum operating lease commitments, including expected lease incentives to be received, as of June 30, 2022 (in thousands):

Year Ending December 31:
2022 (remaining six months)	$4,557
2023	11,018
2024	11,347
2025	11,859
2026	12,209
Thereafter	48,094
Total undiscounted lease payments	99,084
Less: imputed interest	(28,814)
Less: tenant improvement allowances	(2,720)
Total operating lease liabilities	$67,550

Reported as of June 30, 2022:
Short-term portion of lease liabilities (included in accrued liabilities and other current liabilities)	$1,476
Operating lease liabilities, non-current	66,074
Total	$67,550
The operating lease costs for all operating leases were $2.2 million and $2.4 million for the three months ended June 30, 2022 and 2021, respectively, and $4.7 million and $4.8 million for the six months ended June 30, 2022 and 2021, respectively. The operating lease costs and total commitments for short-term leases were de minimis for the three and six months ended June 30, 2022 and 2021. Variable lease costs for operating leases were $1.2 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively, and $2.5 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively. The weighted-average remaining lease terms for operating leases were 8.3 and 8.8 years as of June 30, 2022 and December 31, 2021, respectively. The weighted-average discount rates for operating leases were 8.5% and 8.4% as of June 30, 2022 and December 31, 2021, respectively.
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
In September 2021, the Company entered into a sublease with Sonoma Biotherapeutics, Inc. (“Sonoma”), a related party, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. See Note 13, Related-Party Transactions. As a part of the sublease, in September 2021, the Company received a $4.6 million tenant improvement contribution payment, which is recognized over the term of the sublease. The sublease is classified as an operating lease and will expire in March 2031. The monthly fixed payment due to the Company is $0.2 million, subject to annual rent increases in accordance with the contract.
8. Convertible Preferred Stock
Upon the closing of the IPO, 194,474,431 shares of convertible preferred stock then outstanding converted into an equal number of shares of common stock. As of June 30, 2022 and December 31, 2021, no shares of convertible preferred stock were outstanding.
9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 10.0 million shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, no shares of preferred stock were outstanding.

Common Stock
The Company is authorized to issue 500.0 million shares of common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 247,109,886 shares and 242,738,350 shares of the Company’s common stock outstanding, respectively, excluding 650,002 shares and 2,600,002 shares, respectively, of restricted stock awards (“RSAs”) outstanding that are subject to vesting requirements.
10. Stock-based Compensation
2021 Equity Incentive Plan
In June 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”), which on the date of the underwriting agreement related to the Company’s IPO became effective with an initial reserve of 26,662,087 shares, plus any shares subject to outstanding awards granted under the 2018 Equity Incentive Plan (“2018 Plan”) that, on or after the effectiveness of the 2021 Plan, terminate or expire before exercise or settlement, are not issued because the award is settled in cash, are forfeited because of the failure to vest, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to (1) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company’s board of directors no later than December 31 of the immediately preceding year. On January 1, 2022, the Company reserved an additional 12,266,917 shares of common stock for issuance under the 2021 Plan representing 5% of the total common shares outstanding as of December 31, 2021. On March 29, 2022, the Company filed with the Securities and Exchange Commission (“SEC”) a Form S-8 registering the additional shares. Under the 2021 Plan, the Company may grant incentive stock options, non-statutory stock options, RSAs, restricted stock units (“RSUs”), stock appreciation rights, performance awards and other stock-based awards. Terms of stock awards, including vesting requirements, are determined by the Company’s board of directors or by a committee authorized by the Company’s board of directors, subject to provisions of the 2021 Plan. The term of any stock option granted under the 2021 Plan cannot exceed ten years. Generally, awards granted by the Company vest over four years but may be granted with different vesting terms. In conjunction with adopting the 2021 Plan, the Company discontinued the 2018 Plan with respect to new equity awards.
As of June 30, 2022, 27,808,498 shares were available for future issuance pursuant to the 2021 Plan.
2021 Employee Stock Purchase Plan
In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the Company’s IPO with an initial reserve of 2,470,000 shares. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering or on the purchase date. The number of shares of the Company’s common stock reserved for issuance under the 2021 ESPP will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, and (2) 4,940,000 shares; provided, however, that the Company’s board of directors may act to provide a lesser increase in number of shares. On January 1, 2022, the Company reserved an additional 2,453,383 common shares for issuance under the 2021 ESPP representing 1% of the total common shares outstanding as of December 31, 2021. On March 29, 2022, the Company filed with the SEC a Form S-8 registering the additional shares. The Company may specify offerings with durations not more than 27 months and may specify shorter purchase periods within each offering. Under the 2021 ESPP, 283,574 shares were issued during the three and six months ended June 30, 2022 and none for the three and six months ended June 30, 2021.
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
Stock-based Compensation Expense
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$4,195	$5,091	$7,959	$9,942
General and administrative	18,215	10,158	36,479	18,039
Total stock-based compensation expense	$22,410	$15,249	$44,438	$27,981
Stock-based compensation expense for the three and six months ended June 30, 2021 includes the impact of an award accelerated in connection with the Company’s IPO resulting in stock-based compensation expense of $2.6 million.
At June 30, 2022, total stock-based compensation cost related to unvested awards not yet recognized was $134.8 million, which is expected to be recognized over a remaining weighted-average period of 2.57 years.
Restricted Stock Awards
A summary of the Company’s RSA activity was as follows:

	Number of Shares	Weighted-Average Value at Grant Date Per Share
Unvested shares as of December 31, 2021	2,600,002	$0.0001
Vested	(1,950,000)	$0.0001
Unvested shares as of June 30, 2022	650,002	$0.0001
Restricted Stock Units
A summary of the Company’s RSU activity was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested RSUs as of December 31, 2021	—	$—
RSUs granted	1,330,962	$5.98
RSUs forfeited or canceled	(85,947)	$5.98
Unvested RSUs as of June 30, 2022	1,245,015	$5.98
Stock Options
A summary of the Company’s stock option activity was as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2021	41,775,179	$5.05	7.84	$142,076
Granted	9,459,442	$5.91
Exercised	(2,137,962)	$1.93
Canceled or forfeited	(1,548,861)	$5.72
Options outstanding as of June 30, 2022	47,547,798	$5.34	7.63	$90,965
Options exercisable as of June 30, 2022	25,435,468	$4.01	6.49	$76,686

The fair value of stock options granted to employees, directors and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	2.28%	0.76%
Expected volatility	85%	79%
Expected term (in years)	5.98	6.05
Expected dividend yield	0%	0%
The weighted-average grant date fair value of options granted for the six months ended June 30, 2022 and 2021 was $4.27 per share and $5.79 per share, respectively.
11. Net Loss Per Share
Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include unvested RSAs, unvested RSUs and options to purchase common stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
The number of shares subject to options to purchase common stock, unvested RSAs and unvested RSUs were all excluded from consideration in the calculation of diluted net loss per share due to their anti-dilutive effects. As of June 30, 2022 and 2021, potentially dilutive securities were as follows:

	As of June 30,
	2022	2021
Unvested RSAs	650,002	4,550,002
Unvested RSUs	1,245,015	—
Options to purchase common stock	47,547,798	42,175,827
Total	49,442,815	46,725,829
12. Commitments and Contingencies
Collaboration and License Agreements
The Company has entered into certain collaboration and license agreements, including those identified in Note 3, License, Collaboration and Success Payment Agreements above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial milestones. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause the discontinuance of the programs. Due to the nature of these agreements, the future potential payments are inherently uncertain, and accordingly no amounts had been recorded for the potential future achievement of these targets as of June 30, 2022 and December 31, 2021.
13. Related-party Transactions
In September 2021, the Company entered into a sublease with Sonoma, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. Dr. Klausner serves as a member of the board of directors of Sonoma, and he and certain holders of more than 5% of our outstanding common stock are also stockholders of Sonoma. As a part of the sublease, a $4.6 million tenant improvement contribution payment was made by Sonoma, which is recognized over the term of the sublease. As of June 30, 2022, there were accrued liabilities and other current liabilities of $0.5 million and other non-current liabilities of $3.7 million in connection with the sublease with Sonoma. Income of $0.7 million and $1.3 million was recognized in other operating income, net for the three and six months ended June 30, 2022, respectively. See Note 7, Leases, for more detail on the Sonoma sublease.
The Company is party to the GSK Agreement, who is a holder of more than 10% of the Company’s outstanding common stock. See Note 3, License, Collaboration and Success Payment Agreements. Deferred revenue of $15.4 million and $5.0 million as of June 30, 2022 and December 31, 2021, respectively, and deferred revenue, non-current of $32.9 million and $79.7 million as of June 30, 2022 and December 31, 2021, respectively, were in connection with the GSK Agreement. Revenue recognized in connection with the GSK agreement was $35.7 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively, and $36.3 million and $5.1 million for the six months ended June 30, 2022 and 2021, respectively.
14. Subsequent Event
On August 4, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“Goldman Sachs”) and BofA Securities, Inc. (“BofA,” together with Goldman Sachs, the “Agents”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time, shares of the Company’s common stock having an aggregate offering amount of up to $200.0 million through Goldman Sachs and BofA as the Company’s sales agents or principals. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the sales agents. Neither the Company nor the Agents are obligated to sell any shares under the Equity Distribution Agreement. Subject to the terms and conditions of the Equity Distribution Agreement, the Agents will use commercially reasonable efforts, consistent with their normal trading and sales practices and applicable laws and regulations, to sell shares of the Company’s common stock from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company specifies, subject to certain limitations. Under the Equity Distribution Agreement, the Agents may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at-the-market offering.” The Company will pay the Agents commissions of up to 3% of the gross proceeds from each sale of shares of the Company’s common stock sold under the Equity Distribution Agreement and will provide them with customary indemnification and contribution rights. In addition, the Company agreed to reimburse certain legal expenses and fees by the Agents in connection with the offering. The Equity Distribution Agreement will terminate upon the sale of all $200.0 million of shares, unless earlier terminated by either party as permitted therein. The Equity Distribution Agreement may be terminated by either party pursuant to a written notice to the other parties at any time, subject to the terms and conditions of termination as described in the Equity Distribution Agreement.

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
Overview
We are a clinical-stage T-cell reprogramming company dedicated to developing curative cell therapies for patients with solid tumors. We take a systematic, interrogative, cell biology-driven approach to overcome what we view as the two major barriers to successful Adoptive Cell Therapy (ACT) – (1) T-cell exhaustion and (2) lack of durable stemness – through the application of our proprietary ex vivo genetic and epigenetic reprogramming technologies, Gen-R™ and Epi‑R™. Gen-R is designed to overcome loss of T-cell function attributable to an exhausted state, and Epi-R is designed to create T-cell populations with properties of durable stemness. T cells with properties of durable stemness are able to proliferate, persist and self-renew, as well as generate differentiated effector cell progenies to provide durable anti-tumor functionality.
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
Pipeline Programs and Operational Updates
Pipeline Programs
Phase 1 clinical development of two product candidates (LYL797, LYL132) has commenced and additional product candidates are in preclinical development (LYL845, LYL331). LYL797 and LYL845 are wholly‑owned by us, and LYL132 and LYL331 are being developed in collaboration with GlaxoSmithKline Intellectual Property (No. 5) Limited and Glaxo Group Limited (together, GSK).
LYL797 - CAR T-cell therapy targeting ROR1+ solid tumors, incorporating Gen-R and Epi-R
We are applying our Gen-R and Epi-R technology platforms to our lead CAR T-cell product candidate, LYL797, which is expected to be an IV-administered CAR T-cell product targeting receptor tyrosine kinase-like orphan receptor 1 (ROR1). LYL797 contains a CAR with a 4-1BB/CD3z co-stimulatory domain, an optimized spacer and a single-chain variable fragment (scFy) derived from an R12 rabbit monoclonal antibody that recognizes and binds with high specificity to human ROR1. LYL797 also incorporates Gen-R and a proprietary optimized version of human EGFR (EGFRopt) used for tracking of the CAR T cells in the peripheral blood. LYL797 is manufactured utilizing our proprietary Epi-R technology.
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
•The Phase 1 trial is designed to be an open label dose escalation and expansion trial that initially enrolls patients with relapsed/refractory triple‑negative breast cancer or non-small cell lung cancer who have failed at least two lines of therapy. Initial data is expected in 2023.
•In May, we presented preclinical data for LYL797 demonstrating that Gen-R and Epi-R can enhance and prolong anti-tumor functions of ROR1-targeting CAR T-cell therapy in solid tumor model systems at the Annual Meeting of the American Society of Gene & Cell Therapy (ASGCT).

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
•We are on track to submit an Investigational New Drug (IND) in the second half of 2022 for LYL845.
LYL132 and LYL331 - TCR therapy targeting NY-ESO-1+ solid tumors
Our collaborator, GSK, is developing an NY-ESO-1 TCR T cell product candidate, NY-ESO-1c259, currently in pivotal development (letetresgene autoleucel (lete-cel)), that is designed to target solid tumors expressing New York esophageal squamous cell carcinoma 1 (NY-ESO-1).
Our collaboration is designed to explore the potential next-generation enhancement of GSK’s lete-cel product candidate through the application of our Epi-R (LYL132) and Gen-R (LYL331) platform technologies, with a goal to improve the depth and durability of clinical responses. While we are currently evaluating Epi-R and Gen-R in separate preclinical and clinical programs, together these programs could potentially represent a single future product opportunity for GSK utilizing one or both of our platform technologies. However, GSK recently received preliminary clinical data from a study of its first-generation lete‑cel product candidate in NSCLC, which does not incorporate any of our platform technologies. In this regard, GSK did not observe the anticipated level of clinical activity and has decided to stop enrollment while awaiting further data from this study. This preliminary data is currently being evaluated by GSK and may inform the ongoing development of second‑generation NY‑ESO‑1 programs. This creates new uncertainty with respect to any further development of product candidates targeting NY-ESO-1 incorporating our Gen-R and Epi-R technologies.
•LYL132, a TCR therapy targeting NY-ESO-1+ solid tumors incorporating Epi-R is in Phase 1 clinical development.
•LYL331 is a TCR therapy targeting NY-ESO-1+ solid tumors incorporating Gen-R, and GSK currently plans to submit an IND in late 2022 – early 2023.
•In May 2022, we presented preclinical data at the ASGCT demonstrating that Epi-R creates populations of stemlike NY‑ESO-1‑targeting TCR T cells that lead to products with increased proliferative capacity and prolonged functional activity in the presence of persistent antigen exposure.
Rejuvenation
We are working to advance a third platform technology that focuses on rejuvenation of antitumor T cells. We believe that Epi-R – the epigenetic reprogramming of T cells to create Epi-R cell populations with durable stemness – holds great potential. New science is emerging that provides insight into additional opportunities to capture the potential of T cells enhanced with the required properties to cure cancer. There are two key cellular parameters as cells develop and differentiate over the life of an organism: cellular identity and age. Aging of adult stem cells is thought to play a central role in determining the effect of aging on organismal function. We and others have documented the impact of aging on T‑cell function, which begins to decline after puberty, and at an increasingly accelerated rate after age 65. Each T cell clonotype can be renewed from a stem cell-like state, but self-renewal, proliferation, function, persistence and antitumor activity are thought to be impacted by aging. We are developing a rejuvenation method that maintains T-cell identity while reducing the epigenetic age of the cells.
In June, we presented preclinical data at the 2022 Annual Meeting of the International Society for Stem Cell Research (ISSCR) demonstrating that the application of rejuvenation technology demonstrated improvements in antitumor properties in engineered adoptive T-cell products as compared to non-rejuvenated T-cell controls.
Our Manufacturing Capabilities
We believe it is critically important to own, control and continuously monitor all aspects of the cell therapy manufacturing process in order to mitigate risks the field has seen, including challenges in managing production, supply chain, patient specimen chain of custody and quality control. We made a strategic decision to invest in building our own manufacturing facility to control our supply chain, maximize efficiencies in cell product production time, cost and quality, and have the ability to rapidly incorporate disruptive advancements and new innovations. Controlling manufacturing also enables us to protect proprietary aspects of our Gen-R and Epi-R technology platforms. We view our manufacturing team and capabilities as a significant competitive advantage. Our manufacturing facility, LyFE™, is commissioned and qualified in compliance with the U.S. Food and Drug Administration’s (FDA) Current Good Manufacturing Practices (cGMP) and is designed to produce cell products at scale for our current and planned clinical trials across our CAR, TIL and TCR programs.
COVID-19 Update
The global COVID-19 pandemic continues to evolve rapidly, and we will continue to monitor it closely. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain and will depend on certain developments, including the duration and spread of the outbreak and its impact on our clinical trial plans, CROs, contract manufacturing organizations and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. While the implications of the COVID-19 pandemic on our operations remain uncertain, to date, we have not experienced delays in our discovery, preclinical or clinical development activities as a result of the COVID-19 pandemic that impact our ability to achieve upcoming milestones, including the filing of our INDs or the timing of initial clinical data. However, there can be no assurance that we will be able to avoid materially adverse impacts from the evolving effects of the COVID-19 pandemic. The COVID-19 pandemic may continue to negatively impact healthcare and hospital resources, including both front-line and administrative staff, which may delay enrollment in our current and planned clinical trials. Some patients may not be able to comply with clinical trial protocols due to potential quarantines, lack of healthcare support or potential interruptions of healthcare services, and we may be unable to obtain blood samples for testing. For example, limitations or modifications in surgery scheduling for oncology patients at collaborating institutions has limited and may continue to limit supply of patient tumor samples that we use in our research. We have closely monitored the COVID-19 pandemic and have strived to follow recommended containment and mitigation measures, including the guidance from the Centers for Disease Control and Prevention (CDC) as well as the states of California and Washington and applicable counties. We implemented preventative measures at our facilities designed to minimize the risk of employee exposure to the virus, including the following requirements: that each employee or contractor who entered a facility be vaccinated, and that all individuals on-site must comply with social distancing, frequent hand washing and the requirement to wear masks. We also increased cleaning of high touch areas, provided hand sanitizing stations and implemented procedures to check health status and to provide for limited on-site tracing if needed. We expect to continue such measures for the near foreseeable future, though we have begun to allow additional employees to return to our facilities on an as‑needed basis and may continue to do so if we determine that it can be done while continuing to maintain a safe work environment. We will continue to actively monitor the situation related to the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business.
License, Collaboration and Success Payment Agreements
For a detailed description of our license, collaboration and success payment agreements, see Note 3, License, Collaboration and Success Payment Agreements, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Components of Results of Operations
Revenue
We have no products approved for sale and have never generated any revenue from product sales.
To date, we have generated revenue primarily from the recognition of a portion of the upfront payment under the Collaboration and License Agreement, entered into in 2019 and amended in June 2020 and December 2021 (GSK Agreement) with GSK. As we continue to conduct research under the GSK Agreement, we will recognize revenue based upon our estimate of the progress made. In the future, we may generate additional revenue from other collaborations, strategic alliances, licensing agreements, product sales, or a combination of these.
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

Research and development expenses also include non-cash expenses related to the change in the estimated fair value of the liabilities associated with our success payments granted to Fred Hutchinson Cancer Research Center (Fred Hutch) and The Board of Trustees of the Leland Stanford Junior University (Stanford). See Note 3, License, Collaboration and Success Payment Agreements, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. Research and development expenses related to our success payment liabilities are unpredictable and may vary significantly from quarter to quarter and year to year due to changes in our assumptions used in the calculation.
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

Results of Operations
Three and Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Revenue	$35,741	$2,628	$33,113	$36,294	$5,073	$31,221
Operating expenses:
Research and development	43,719	46,446	(2,727)	79,549	87,975	(8,426)
General and administrative	30,454	19,112	11,342	64,875	35,943	28,932
Other operating income, net	(1,171)	(223)	(948)	(2,293)	(768)	(1,525)
Total operating expenses	73,002	65,335	7,667	142,131	123,150	18,981
Loss from operations	(37,261)	(62,707)	25,446	(105,837)	(118,077)	12,240
Interest income, net	952	218	734	1,349	572	777
Other (expense) income, net	(14)	(106)	92	21	(133)	154
Total other income, net	938	112	826	1,370	439	931
Net loss	$(36,323)	$(62,595)	$26,272	$(104,467)	$(117,638)	$13,171
Revenue
Revenue was $35.7 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively, primarily related to the recognized portion of the upfront license fee pursuant to the GSK Agreement. The increase of $33.1 million was primarily related to a $35.3 million revenue adjustment due to a change in estimates in connection with the GSK Agreement due to a mutual agreement with GSK to conclude research activities on an undisclosed target for hematological cancers. The change in estimate decreased the related estimated project costs, which resulted in an increase in the measure of proportional cumulative performance.
Revenue was $36.3 million and $5.1 million for the six months ended June 30, 2022 and 2021, respectively, primarily related to the recognized portion of the upfront license fee pursuant to the GSK Agreement. The increase of $31.2 million was primarily related to a $35.3 million revenue adjustment due to a change in estimates in connection with the GSK Agreement due to a mutual agreement with GSK to conclude research activities on an undisclosed target for hematological cancers. The change in estimate decreased the related estimated project costs, which resulted in an increase in the measure of proportional cumulative performance. See Note 3, License, Collaboration and Success Payment Agreements – GSK, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Research and Development Expenses
Research and development expenses were $43.7 million and $46.4 million for the three months ended June 30, 2022 and 2021, respectively. The decrease of $2.7 million was primarily due to a decrease of $5.7 million in expense associated with our success payment liabilities to Fred Hutch and Stanford, primarily driven by the decrease in the per share fair value of our common stock; an increase of $3.4 million in facilities and technology costs, primarily related to increased infrastructure to support our expansion in research and development, manufacturing capabilities and associated headcount growth; a decrease of $0.4 million in personnel-related expenses and a decrease of $0.1 million in collaboration, research activities and outside services.
Research and development expenses were $79.5 million and $88.0 million for the six months ended June 30, 2022 and 2021, respectively. The decrease of $8.4 million was primarily due to a decrease of $19.5 million in expense associated with our success payment liabilities to Fred Hutch and Stanford, primarily driven by the decrease in the per share fair value of our common stock; an increase of $8.7 million in facilities and technology costs, primarily related to increased infrastructure to support our expansion in research and development, manufacturing capabilities and associated headcount growth; an increase of $1.4 million in personnel-related expenses, that was primarily related to an increase in headcount to expand our research, development and manufacturing capabilities; and an increase of $1.0 million in collaboration, research activities and outside services primarily driven by an increase in professional services offset by a reduction in collaboration and license fees.
General and Administrative Expenses
General and administrative expenses were $30.5 million and $19.1 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $11.3 million was primarily due to an increase of $8.1 million in stock-based compensation expense, primarily related to new awards granted and the impact of awards modified in the prior periods. Additionally, outside services increased by $1.4 million, primarily due to certain arbitration costs, and corporate expenses increased by $1.3 million due to costs associated with operating as a public company.
General and administrative expenses were $64.9 million and $35.9 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $28.9 million was primarily due to an increase of $18.4 million in stock-based compensation expense, primarily related to award modifications and new awards granted. Additionally, outside services increased by $6.8 million, primarily due to certain arbitration costs, and corporate expenses increased by $3.3 million due to costs associated with operating as a public company.
Other Operating Income, Net
Other operating income, net was $1.2 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $0.9 million was due primarily to sublease income and operating fees related to our subleases.
Other operating income, net was $2.3 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $1.5 million was due primarily to sublease income and operating fees related to our subleases.
Interest Income, Net
Interest income was $1.0 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $1.3 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through the sale and issuance of convertible preferred stock, the sale of common stock in connection with our initial public offering (IPO) and business development activities. As of June 30, 2022, we had $787.0 million in cash, cash equivalents and marketable securities. Since our inception, we have incurred significant operating losses. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $688.8 million as of June 30, 2022. From June 29, 2018 (inception) through June 30, 2022, we raised an aggregate of $1,405.7 million in gross proceeds from the sales of our convertible preferred stock.
On August 4, 2022, we entered into entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Goldman Sachs & Co. LLC (Goldman Sachs) and BofA Securities, Inc. (BofA, and together with Goldman Sachs, the Agents) with respect to an at-the-market offering program. In accordance with the terms of the Equity Distribution Agreement, we may offer and sell from time to time through the Agents our common stock having an aggregate offering amount of up to $200.0 million (the Placement Shares). Sales of the Placement Shares, if any, will be made on Nasdaq at market prices by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. We will pay commissions to the Agents of up to 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Equity Distribution Agreement and reimburse the Agents for certain expenses. To date, we have not made any sales under the Equity Distribution Agreement.
Future Funding Requirements
We expect to incur additional losses in the foreseeable future as we conduct and expand our research and development efforts, including conducting preclinical studies and clinical trials, developing new product candidates, establishing internal manufacturing capabilities and funding our operations generally. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs into 2025. However, we anticipate that we will need to raise additional capital in the future to fund our operations, including further development of our product candidates and the commercialization of any approved product candidates. In addition, we regularly consider fund-raising opportunities and may decide, from time to time, to raise additional capital, including pursuant to the Equity Distribution Agreement, based on various factors, including market conditions and our plans of operation. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.
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
Until such time as we complete preclinical and clinical development and receive regulatory approval of our product candidates and can generate significant revenue from product sales, if ever, we expect to finance our operations from the sale of additional equity or debt financings, or other capital which come in the form of strategic collaborations, licensing, or other arrangements. In the event that additional capital is required, we may not be able to raise it on terms acceptable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, including pursuant to the Equity Distribution Agreement, it may result in dilution to our existing stockholders. Debt financing or preferred equity financing, if available, may result in increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations. If we raise funds through strategic collaboration, licensing, or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, actual or perceived changes in interest rates and economic inflation, and otherwise. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Material Cash Requirements
We continually evaluate our liquidity and capital resources to ensure that we can adequately and efficiently finance our operations. As of June 30, 2022, our material cash requirements consisted primarily of paying salaries and benefits, administering clinical trials, providing the technology and facilities necessary to support our operations, operating lease obligations, potential success payments to Fred Hutch and Stanford and other payments related to our collaborative agreements. See Note 3, License, Collaboration and Success Payment Agreements, and Note 7, Leases, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(92,185)	$(67,544)
Investing activities	(1,103)	97,203
Financing activities	5,012	394,376
Net (decrease) increase in cash, cash equivalents and restricted cash	$(88,276)	$424,035
Operating Activities
During the six months ended June 30, 2022, net cash used in operating activities was $92.2 million, consisting primarily of our net loss of $104.5 million, partially offset by non-cash items such as stock-based compensation expense of $44.4 million and depreciation and amortization expense of $8.4 million. Additionally, net operating assets and liabilities decreased $40.4 million, primarily driven by a $36.3 million decrease in deferred revenue and a $7.2 million decrease in accrued liabilities and other current liabilities, offset by a $2.1 million increase in operating lease liabilities and a $1.2 million increase in accounts payable.
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
Investing Activities
During the six months ended June 30, 2022, cash used in investing activities was $1.1 million, consisting of purchases of property and equipment of $16.9 million offset by net maturities, sales and purchases of marketable securities of $15.8 million. During the six months ended June 30, 2021, cash provided by investing activities was $97.2 million, consisting of net maturities, sales and purchases of marketable securities of $140.8 million partially offset by purchases of property and equipment of $43.6 million.
Financing Activities
During the six months ended June 30, 2022, cash provided by financing activities was $5.0 million, consisting of proceeds from the exercise of stock options of $4.1 million and proceeds from the employee stock purchase plan of $0.9 million. During the six months ended June 30, 2021 cash provided by financing activities was $394.4 million, consisting of $392.9 million in net proceeds from the sale of our common stock in our IPO and proceeds from the exercise of stock options of $1.5 million.

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
Critical Accounting Policies and Significant Judgments and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported revenue and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Except for the change in estimates related to the GSK Agreement as described in this Quarterly Report on Form 10-Q, Part I, Item 1, Note 2, Basis of Presentation and Significant Accounting Policies – Use of Estimates, there have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10‑K for the year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Our primary risks include interest rate sensitivities.
Interest Rate Risk
We had cash equivalents of $187.6 million as of June 30, 2022, which consisted of money market funds and highly liquid investments purchased with original maturities of three months or less from the purchase date. We also had marketable securities of $581.3 million as of June 30, 2022. The primary objective of our investment activities is to preserve capital to fund our operations. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material effect on our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We had no debt outstanding as of June 30, 2022.
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

Effects of Inflation
Inflation generally affects us by increasing our cost of labor and our clinical trial costs. We believe that inflation has not had a material effect on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•We intend to manufacture at least a portion of our product candidates ourselves. Delays in receiving regulatory approvals for our manufacturing facility could delay our development plans and thereby limit our ability to generate product revenues.
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
Risks Related to Our Financial Condition, Limited Operating History and Need for Additional Capital
We are an early clinical stage biopharmaceutical company and have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing net losses for the foreseeable future.
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We are an early clinical stage biopharmaceutical company, and we do not have any products approved by regulatory authorities and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. Since our inception, we have not generated any revenue from product sales and have incurred significant net losses. Substantially all of our net losses since inception have resulted from our research and development programs and general and administrative costs associated with our operations. As of June 30, 2022, we had an accumulated deficit of $688.8 million.
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
As of June 30, 2022, we had approximately $787.0 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs into 2025. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital to complete clinical development of any of our current programs.
We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions or conditions in the biotechnology sector of the market, including disruptions to or volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, actual or perceived changes in interest rates and economic inflation and the current or anticipated impact of geopolitical instability. If adequate funds are not available to us on a timely basis, including pursuant to the Equity Distribution Agreement, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for our product candidates or delay, limit, reduce or terminate our establishment of sales, marketing and distribution capabilities or other activities that may be necessary to commercialize our product candidates.
Our success payment obligations in our success payment agreements may result in dilution to our stockholders or may be a drain on our cash resources to satisfy the payment obligations.
We agreed to make success payments payable in cash or publicly-tradeable shares of our common stock at our discretion pursuant to our success payment agreements with Fred Hutch and Stanford. On each contractually prescribed measurement date, we may be required to make success payments based on increases in the per share fair value of our common stock. The total amount of success payments that we may become obligated to make is currently $400.0 million and may increase in the future due to amendments of our existing success payment agreements. For information related to our success payment obligations, see Note 3, License, Collaboration and Success Payment Agreements, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
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
Our success payment obligations are recorded as liabilities on our consolidated balance sheets. Under GAAP, we are required to estimate the fair value of these liabilities as of each quarter end and changes in the estimated fair value are accreted to research and development expense over the service period of the collaboration agreement. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of the common stock, changes in volatility and changes in the risk-free rate. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP consolidated financial statements. See Note 3, License, Collaboration and Success Payment Agreements, in the accompanying notes to the unaudited condensed consolidated financial statement included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
We are seeking to identify and develop a broad pipeline of product candidates using our proprietary technology platforms. The scientific research that forms the basis of our efforts to develop product candidates with our technology platforms is still ongoing. We are not aware of any FDA approved therapeutics utilizing similar technology. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our technology platforms are both preliminary and limited. Additionally, although we have initiated a Phase 1 clinical trial of LYL797 with the opening of a clinical trial site in March 2022, neither we nor GSK have tested any of our product candidates in humans, and our current data is limited to animal models and preclinical cell lines, the results of which may not translate into humans or may not accurately predict the safety and efficacy of our product candidates in humans. In addition, GSK recently received preliminary clinical data from a study of its first-generation lete‑cel product candidate in NSCLC, which does not incorporate any of our platform technologies. In this regard, GSK did not observe the anticipated level of clinical activity and has decided to stop enrollment while awaiting further data from this study. This preliminary data is currently being evaluated by GSK and may inform the ongoing development of second‑generation NY‑ESO‑1 programs. This creates new uncertainty with respect to any further development of product candidates targeting NY-ESO-1 incorporating our Gen-R and Epi-R technologies. See also the risk factor entitled “We have entered into a collaboration with GlaxoSmithKline (GSK) and may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.” As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates.
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, manufacturing, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors and our inability to find suitable replacements could result in delays in product development and harm our business. We conduct substantially all of our operations at our facilities in the San Francisco, Seattle and Bothell metropolitan areas. These regions are headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in these markets is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity that vests over time. The value to employees of equity incentives that vest over time may be significantly affected by factors beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.
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
We currently have no marketing, sales or distribution infrastructure, and we intend to either establish a sales and marketing infrastructure or outsource this function to a third party. Either of these commercialization strategies carries substantial risks to us.
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
Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic could materially and adversely affect our operations. Following guidance from federal, state and local authorities, we have implemented policies that restrict the number and nature of employees who can be on site, and versions of such policies may continue for an indefinite period. We have also implemented various safety protocols for all on-site personnel, including requiring that each employee or contractor who enters a facility be vaccinated and agree to comply with social distancing, frequent hand washing and wearing masks. In connection with these and potential future measures, we may be subject to claims based upon, arising out of or related to the COVID-19 pandemic and our actions and responses thereto, including any determinations that we have made and may make in the future with respect to our on-site operations. Further, current and future government restrictions as well as our remote work policies may materially and adversely impact productivity, disrupt our business and delay our preclinical studies and clinical trial plans, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. We continue to evaluate the impact that the evolving effects of the COVID-19 pandemic may have on our ability to effectively conduct our business operations as planned, and to date, we have not experienced delays in our discovery, preclinical or clinical development activities as a result of the COVID-19 pandemic that impact our ability to achieve upcoming milestones, including the filing of our INDs or the timing of initial clinical data. However, there can be no assurance that we will be able to avoid materially adverse impacts from the evolving effects of the COVID-19 pandemic. The COVID-19 pandemic may continue to negatively impact healthcare and hospital resources, including both front-line and administrative staff, which may delay enrollment in our current and planned clinical trials. Some patients may not be able to comply with clinical trial protocols due to potential quarantines, lack of healthcare support or potential interruptions of healthcare services, and we may be unable to obtain blood samples for testing. For example, limitations or modifications in surgery scheduling for oncology patients at collaborating institutions has limited and may continue to limit supply of patient tumor samples that we use in our research.
The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain and will depend on future developments that cannot be predicted at this time. Such developments include the continued spread of the Omicron variants and subvariants in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent, the ultimate duration of the pandemic and the resulting impact on our clinical trial plans, CROs, contract manufacturing organizations and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel, and the effectiveness of actions taken globally to contain and treat the disease, including the rate at which vaccinations or boosters are made available, the percentage of the population that becomes vaccinated or boosted and the effectiveness of the vaccines or boosters against Omicron, its subvariants or other SARS-CoV-2 variants. We do not yet know the full extent of potential delays or impacts on our business, our planned preclinical studies or clinical trials, healthcare systems or the global economy as a whole. The foregoing and other continued disruptions to our business as a result of the evolving effects of the COVID-19 pandemic could materially and adversely affect our business, results of operations, financial condition and cash flows. Furthermore, the evolving effects of the COVID-19 pandemic could heighten the risks in certain of the other risk factors described herein.
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of the ongoing COVID-19 pandemic and actual or perceived changes in interest rates and economic inflation), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability and, until recently, increases in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions, including disruption to enrollment within our ongoing trials and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
In addition, our manufacturing facility will be subject to ongoing, periodic inspection by the FDA, EMA or other applicable regulatory agencies to ensure compliance with cGMPs and current Good Tissue Practices (cGTPs). Our failure to follow and document our adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or, in the future, commercial use. This may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of commercial marketing applications for our product candidates. We also may encounter problems with the following:
•achieving adequate or clinical-grade materials that meet regulatory agency standards or specifications with consistent and acceptable production yield and costs;
•maintaining continuity among our key manufacturing-related electronic systems;
•shortages of qualified personnel, raw materials or key contractors; and
•ongoing compliance with cGMP regulations and other requirements of the FDA, EMA or other comparable regulatory agencies.
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
Any adverse developments affecting manufacturing operations for our product candidates may result in lot failures, inventory shortages, shipment delays, product withdrawals or recalls or other interruptions in supply that could delay the development of our product candidates. If we are unable to obtain sufficient supply of our product candidates, whether due to production shortages or other supply interruptions resulting from the ongoing COVID-19 pandemic or otherwise, our clinical trials or regulatory approval may be delayed. We may also have to write off inventory, incur other charges and expenses for supply of product that fails to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. In addition, parts of the supply chain may have long lead times or may come from a small number of suppliers. If we are not able to appropriately manage our supply chain, our ability to successfully produce our product candidates could be delayed or harmed. Inability to meet the demand for our product candidates could damage our reputation and the reputation of our products among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics.
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
We intend to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as contract research organizations (CROs), to conduct GCP-compliant clinical trials on our product candidates properly and on time. For example, we are relying on a CRO to conduct a significant part of our LYL797 Phase 1 clinical trial. Negotiating budgets and contracts with CROs and study sites may result in delays to our development timelines and increased costs. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs and other third parties conducting our trials may also be interrupted or subject to delay as a result of the ongoing COVID-19 pandemic, including due to travel or quarantine policies, staff shortages due to heightened exposure of CRO, clinical site or other vendor staff to the COVID-19 pandemic or prioritization of resources toward the pandemic.
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
•the collaborator may delay or halt clinical trials, provide insufficient funding for a clinical trial, preferentially enroll patients on a portion of a clinical trial not testing our product candidates, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
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

In particular, failure by GSK to meet each of its obligations under our collaboration agreement or failure by GSK to apply sufficient efforts at developing and commercializing collaboration products may adversely affect our business, financial condition and our results of operations.
For example, GSK has received preliminary clinical data from a study of its first-generation lete-cel product candidate in NSCLC, which does not incorporate any of our platform technologies. In this regard, GSK did not observe the anticipated level of clinical activity and has decided to stop enrollment while awaiting further data from this study. This preliminary data is currently being evaluated by GSK and may inform the ongoing development of second-generation NY‑ESO‑1 programs. This creates new uncertainty with respect to any further development of product candidates targeting NY-ESO-1 incorporating our Gen-R and Epi-R technologies. If GSK were to determine to suspend or cease developing next-generation product candidates targeting NY-ESO-1 incorporating our Epi‑R and Gen‑R platform technologies, as a result of its ongoing evaluation of this preliminary data or otherwise, we may fail to achieve the anticipated benefits of our collaboration with GSK, which could adversely affect our business and the value of our common stock.
GSK could independently develop, or develop with its other third-party collaborators, products or product candidates that compete directly or indirectly with our products or product candidates and that could adversely impact GSK’s willingness to exercise an option under our collaboration or GSK’s level of diligence for our collaboration products for which it has exercised an option. Additionally, GSK’s exercise of an option for a program that includes a given product candidate may also lead to changes to clinical and regulatory development strategy for such product candidate, at GSK’s discretion, which may impact development timelines for such product candidate and may adversely affect the value of our stock. GSK will also require some level of assistance from us with respect to product candidates for which it exercises an option, and this assistance could be burdensome on our organization and resources and disrupt our own development and commercialization activities for product candidates for which we retain rights.
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
Successful and timely completion of clinical trials require that we enroll and retain a sufficient number of patient candidates. Any clinical trials we conduct may be subject to delays for a variety of reasons, including as a result of patient enrollment taking longer than anticipated, patient withdrawal or adverse events. These types of developments could cause us to delay the trial or halt further development.
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
These factors may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
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
In the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality and expand access to care. In the United States, there have been and continue to be a number of healthcare-related legislative initiatives, as well as executive, judicial and Congressional challenges to existing healthcare laws that have significantly affected, and could continue to significantly affect, the healthcare industry. For example, there have been efforts to repeal, substantially modify or invalidate some or all of the provisions of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), some of which have been successful. While the U.S. Supreme Court dismissed in June 2021 a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress, allowing the ACA to remain in effect in its current form, such efforts may continue.
In addition, there continues to be heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, President Biden issued an executive order in July 2021 supporting legislation to enact drug pricing reforms and, in response, the U.S. Department of Health and Human Services released a Comprehensive Plan for Addressing High Drug Prices in September 2021 with specific legislative and administrative policies that Congress could enact to help improve affordability of, and access to, prescription drugs. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. For additional detail on healthcare reform measures that may affect our business, see Healthcare Reform in the business section of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. In February 2022, the FDA resumed on-site inspections of domestic manufacturing facilities, subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, in April 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized or deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
Our product candidates may also require specific formulations, manufacturing methods or technologies to work effectively and efficiently, and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms; such failure would harm our business. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights.
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
Interference, derivation or opposition proceedings provoked by third parties, brought by us or our partners, or brought by the USPTO or any non-U.S. patent authority, may be necessary to determine the priority of inventions or matters of inventorship with respect to our patents or patent applications. We or our partners may also become involved in other proceedings, such as reexamination or opposition proceedings, inter partes review, post-grant review or other pre-issuance or post-grant proceedings in the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property of others. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover and protect our product candidates. An unfavorable outcome in any of these proceedings could require us or our partners to cease using the related technology and commercializing our product candidates, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our partners a license on commercially reasonable terms if any license is offered at all. Even if we or our licensors obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
At any time, sales of a substantial number of shares of our common stock in the public market could occur, or there could be a perception in the market that the holders of a large number of shares of common stock intend to sell shares, and any such event could reduce the market price of our common stock. As of June 30, 2022, we have 247,759,888 shares of common stock outstanding, including 650,002 shares of restricted stock awards outstanding that are subject to vesting requirements. Substantially all of the shares of our common stock outstanding and shares issued upon the exercise of stock options outstanding under our equity incentive plans, subject to applicable securities law restrictions and excluding shares of restricted stock that will remain unvested, may be able to be sold in the public market.
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
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing securities issued in any such transactions. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. However, we have entered into the Equity Distribution Agreement pursuant to which we may offer and sell, from time to time, up to $200.0 million in shares of our common stock. To the extent that we raise additional capital through the sale of equity or debt securities, including pursuant to the Equity Distribution Agreement, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships, alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or our products, or grant licenses on terms unfavorable to us. Certain of the foregoing transactions may require us to obtain stockholder approval, which we may not be able to obtain.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Equity Distribution Agreement
On August 4, 2022, we entered into an Equity Distribution Agreement with Goldman Sachs and BofA, with respect to an at-the-market offering program under which we may offer and sell, from time to time, shares of our common stock, par value $0.0001 per share, having an aggregate offering amount of up to $200.0 million through Goldman Sachs and BofA as our sales agents or principals. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the sales agents.
Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including any price, time or size limits or other customary parameters or conditions. We intend to sell shares pursuant to the Equity Distribution Agreement from time to time in varying amounts, which may be limited, based upon factors including among others, market conditions, trading liquidity, the trading price of our common stock, and determinations by us of our need for, and appropriate sources of, additional capital. Neither we nor the Agents are obligated to sell any shares under the Equity Distribution Agreement. Subject to the terms and conditions of the Equity Distribution Agreement, each of the Agents will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable laws and regulations, to sell shares of our common stock from time to time based upon our instructions, including any price, time or size limits or other customary parameters or conditions we specify, subject to certain limitations. Under the Equity Distribution Agreement, the Agents may sell shares of our common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended.
The issuance and sale, if any, of shares of our common stock by us under the Equity Distribution Agreement will be made pursuant to a registration statement on Form S-3, to be filed with the U.S. Securities and Exchange Commission, and which will be automatically effective upon filing.
We will pay the Agents commissions of up to 3% of the gross proceeds from each sale of shares of our common stock sold under the Equity Distribution Agreement and will provide them with customary indemnification and contribution rights. In addition, we agreed to reimburse certain legal expenses and fees by the Agents in connection with the offering. The Equity Distribution Agreement will terminate upon the sale of all $200.0 million of shares, unless earlier terminated by either party as permitted therein. The Equity Distribution Agreement may be terminated by us or any of the Agents by written notice to the other parties at any time, subject to the terms and conditions of termination as described in the Equity Distribution Agreement.
This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any shares of our common stock under the Equity Distribution Agreement nor shall there be any offer, solicitation or sale of such shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-8	333-257249	4.1	06/21/2021
3.2	Amended and Restated Bylaws.	S-8	333-257249	4.2	06/21/2021
4.1	Form of Common Stock Certificate.	S-1/A	333-256470	4.1	06/09/2021
4.2	Amended and Restated Investors' Rights Agreement, by and among the Registrant and certain of its stockholders, dated March 5, 2020.	S-1	333-256470	4.2	05/25/2021
10.1	Severance Waiver by and between the Registrant and Stephen Hill, dated April 19, 2022.	10-Q	001-40502	10.1	5/10/2022
10.2*	Notice and Acceptance of Amendment to Stock Options between the Registrant and Elizabeth Homans, dated August 4, 2022.					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

Lyell Immunopharma, Inc.

Date: August 4, 2022	By:	/s/ CHARLES NEWTON
Charles Newton
Chief Financial Officer (Principal Financial and Accounting Officer)