Form 10-Q
period 2022-09-30
Lyell Immunopharma, Inc.
filed 2022-11-08
CIK 1806952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2022, the registrant had 249,325,627 shares of common stock, $0.0001 par value per share, outstanding.

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
•the accuracy and timing of our estimates regarding expenses, revenue opportunities, capital requirements and needs for additional financing;
•the scope, progress, results and costs of developing LYL797, LYL845, LYL119 or any other product candidates we may develop, and conducting preclinical studies and clinical trials, including for LYL797, LYL845 and LYL119;
•the timing and costs involved in obtaining and maintaining regulatory approval of LYL797, LYL845, LYL119 or any other product candidates we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations for our product candidates for various diseases;
•our plans relating to the commercialization of LYL797, LYL845, LYL119 or any other product candidates we may develop, if approved, including the geographic areas of focus and our ability to grow a sales force;
•the size of the market opportunity for LYL797, LYL845, LYL119 or any other product candidates we may develop in each of the diseases we target;
•our reliance on third parties to conduct preclinical research activities for LYL797, LYL845, LYL119 or any other product candidates we may develop;
•the characteristics, safety, efficacy and therapeutic effects of LYL797, LYL845, LYL119 or any other product candidates we may develop;
•our estimates of the number of patients in the United States who suffer from the diseases we target and the number of subjects that will enroll in our clinical trials;
•the progress and focus of our current and planned clinical trials of our product candidates, and the reporting of data from those trials, including the timing thereof;
•the ability of our clinical trials to demonstrate the safety and efficacy of LYL797, LYL845, LYL119 or any other product candidates we may develop, and other positive results;
•the success of competing therapies that are, or may become, available;
•developments relating to our competitors and our industry, including competing product candidates and therapies;
•our plans relating to the further development and manufacturing of LYL797, LYL845, LYL119 or any other product candidates we may develop, including additional indications that we may pursue;
•existing regulations and regulatory developments in the United States and other jurisdictions;
•our potential and ability to successfully manufacture and supply LYL797, LYL845, LYL119 or any other product candidates we may develop for clinical trials and for commercial use, if approved;
•the rate and degree of market acceptance of LYL797, LYL845, LYL119 or any other product candidates we may develop, as well as the pricing and reimbursement of LYL797, LYL845, LYL119 or any other product candidates we may develop, if approved;

•our continued reliance on third parties to conduct additional clinical trials of LYL797, LYL845, LYL119 or any other product candidates we may develop, and for the manufacture of our product candidates;
•the scope of protection we are able to establish and maintain for intellectual property rights, including LYL797, LYL845, LYL119 or any other product candidates we may develop;
•our ability to retain the continued service of our key personnel and to identify, hire and then retain additional qualified personnel;
•our expectations regarding the impact of the COVID-19 pandemic on our business and operations, including clinical trials, manufacturing suppliers, collaborators, use of contract research organizations (CROs) and employees;
•our expectations regarding the impact of inflation, macroeconomic conditions and geopolitical conflicts on our business and operations, including on our manufacturing suppliers, collaborators, CROs and employees;
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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$116,311	$293,828
Marketable securities	531,821	320,966
Prepaid expenses and other current assets	11,613	11,492
Total current assets	659,745	626,286
Restricted cash	279	466
Marketable securities, non-current	102,519	283,531
Other investments	42,001	47,001
Property and equipment, net	125,727	120,098
Operating lease right-of-use assets	44,084	46,541
Other non-current assets	2,914	3,483
Total assets	$977,269	$1,127,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,795	$3,207
Accrued liabilities and other current liabilities	23,568	29,057
Success payment liabilities	11,663	9,486
Deferred revenue(1)	11,191	4,988
Total current liabilities	51,217	46,738
Operating lease liabilities, non-current	64,636	66,650
Deferred revenue, non-current(2)	37,163	79,665
Other non-current liabilities	4,227	4,566
Total liabilities	157,243	197,619
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized at September 30, 2022 and December 31, 2021; zero shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000 shares authorized at September 30, 2022 and December 31, 2021; 249,240 and 242,738 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	25	24
Additional paid-in capital	1,589,080	1,515,748
Accumulated other comprehensive loss	(9,996)	(1,623)
Accumulated deficit	(759,083)	(584,362)
Total stockholders’ equity	820,026	929,787
Total liabilities and stockholders’ equity	$977,269	$1,127,406
(1)    Including amounts from a related-party of $11,191 and $4,988 as of September 30, 2022 and December 31, 2021, respectively.
(2)    Including amounts from a related-party of $37,163 and $79,665 as of September 30, 2022 and December 31, 2021, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue(1)	$3	$2,755	$36,297	$7,828
Operating expenses:
Research and development	41,607	31,433	121,156	119,408
General and administrative	26,084	21,241	90,959	57,184
Other operating income, net	(1,251)	(758)	(3,544)	(1,526)
Total operating expenses	66,440	51,916	208,571	175,066
Loss from operations	(66,437)	(49,161)	(172,274)	(167,238)
Interest income, net	2,251	270	3,600	842
Other (expense) income, net	(1,068)	16	(1,047)	(117)
Impairment of other investments	(5,000)	—	(5,000)	—
Total other (loss) income, net	(3,817)	286	(2,447)	725
Net loss	(70,254)	(48,875)	(174,721)	(166,513)
Other comprehensive loss:
Net unrealized loss on marketable securities	(1,645)	(138)	(8,373)	(321)
Comprehensive loss	$(71,899)	$(49,013)	$(183,094)	$(166,834)

Net loss per common share, basic and diluted	$(0.28)	$(0.20)	$(0.71)	$(1.66)
Weighted-average shares used to compute net loss per common share, basic and diluted	248,320	239,384	246,285	100,603
(1)    Including related-party revenue of zero and $2,640 for the three months ended September 30, 2022 and 2021, respectively, and $36,299 and $7,697 for the nine months ended September 30, 2022 and 2021, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2022	247,110	$25	$1,565,197	$(8,351)	$(688,829)	$868,042
Issuance of common stock upon exercise of stock options	1,375	—	5,127	—	—	5,127
Stock-based compensation	650	—	19,123	—	—	19,123
Issuance of common stock in connection with restricted stock units, net of tax	105	—	(367)	—	—	(367)
Other comprehensive loss	—	—	—	(1,645)	—	(1,645)
Net loss	—	—	—	—	(70,254)	(70,254)
Balance as of September 30, 2022	249,240	$25	$1,589,080	$(9,996)	$(759,083)	$820,026

	Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	242,738	$24	$1,515,748	$(1,623)	$(584,362)	$929,787
Issuance of common stock upon exercise of stock options	3,513	1	9,251	—	—	9,252
Stock-based compensation	2,600	—	63,561	—	—	63,561
Issuance of common stock under employee stock purchase plan	284	—	887	—	—	887
Issuance of common stock in connection with restricted stock units, net of tax	105	—	(367)	—	—	(367)
Other comprehensive loss	—	—	—	(8,373)	—	(8,373)
Net loss	—	—	—	—	(174,721)	(174,721)
Balance as of September 30, 2022	249,240	$25	$1,589,080	$(9,996)	$(759,083)	$820,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Three Months Ended September 30, 2021

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	—	$—	238,549	$24	$1,473,639	$73	$(451,781)	$1,021,955
Initial public offering costs	—	—	—	—	(39)	—	—	(39)
Issuance of common stock upon exercise of stock options	—	—	265	—	529	—	—	529
Stock-based compensation	—	—	975	—	13,042	—	—	13,042
Other comprehensive loss	—	—	—	—	—	(138)	—	(138)
Net loss	—	—	—	—	—	—	(48,875)	(48,875)
Balance as of September 30, 2021	—	$—	239,789	$24	$1,487,171	$(65)	$(500,656)	$986,474

	Nine Months Ended September 30, 2021

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	194,474	$1,010,968	15,570	$2	$41,357	$256	$(334,143)	$(292,528)
Proceeds from initial public offering, net of $33,198 in issuance costs	—	—	25,000	2	391,800	—	—	391,802
Conversion of convertible preferred stock to common stock	(194,474)	(1,010,968)	194,474	20	1,010,948	—	—	1,010,968
Issuance of common stock upon exercise of stock options	—	—	776	—	2,043	—	—	2,043
Stock-based compensation	—	—	3,969	—	41,023	—	—	41,023
Other comprehensive loss	—	—	—	—	—	(321)	—	(321)
Net loss	—	—	—	—	—	—	(166,513)	(166,513)
Balance as of September 30, 2021	—	$—	239,789	$24	$1,487,171	$(65)	$(500,656)	$986,474
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(174,721)	$(166,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	63,561	41,023
Depreciation and amortization expense	12,979	9,059
Impairment of other investments	5,000	—
Change in fair value of success payment liabilities	2,177	19,343
Change in fair value of equity warrant	1,067	199
Non-cash lease expense	(1,104)	1,486
Net amortization and accretion on marketable securities	278	1,434
Loss on property and equipment disposals, net	97	536
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(672)	(6,811)
Accounts payable	1,193	(8)
Accrued liabilities and other current liabilities	(5,836)	325
Deferred revenue	(36,299)	(7,697)
Operating lease liabilities, non-current	3,331	10,467
Other non-current liabilities	(339)	4,121
Net cash used in operating activities	(129,288)	(93,036)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(19,694)	(55,236)
Purchases of marketable securities	(346,647)	(539,541)
Sales and maturities of marketable securities	308,153	547,066
Net cash used in investing activities	(58,188)	(47,711)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	9,252	2,043
Proceeds from employee stock purchase plan	887	—
Taxes paid related to net share settlement of equity awards	(367)	—
Proceeds from initial public offering, net of issuance costs	—	391,802
Net cash provided by financing activities	9,772	393,845
Net (decrease) increase in cash, cash equivalents and restricted cash	(177,704)	253,098
Cash, cash equivalents and restricted cash at beginning of period	294,294	140,872
Cash, cash equivalents and restricted cash at end of period	$116,590	$393,970
Represented by:
Cash and cash equivalents	$116,311	$393,504
Restricted cash	279	466
Total	$116,590	$393,970
SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for amounts related to tenant improvement allowances	$3,238	$11,063
Cash paid for amounts included in the measurement of lease liabilities	$8,136	$5,658
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,563	$5,432
Remeasurement of operating lease right-of-use asset for lease modification	$29	$4,078
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$—	$1,010,968

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
Liquidity and Management’s Plan
The Company is currently working on a number of long-term product candidates that involve experimental technologies. The product candidates may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources or from the issuance of equity or debt securities. The Company believes that its available cash, cash equivalents and marketable securities as of September 30, 2022 will be adequate to fund its operations at least through the next 12 months from the date these unaudited condensed consolidated financial statements are issued.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect reported amounts and related disclosures. Specific accounts that require management estimates include, but are not limited to, stock-based compensation, valuation of success payments, valuation of other investments, revenue recognition and accrued expenses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

In June 2022, the Company recorded an adjustment to revenue related to a change in estimate in connection with the Collaboration and License Agreement, entered into in 2019 and amended in June 2020 and December 2021 (“GSK Agreement”) with GlaxoSmithKline Intellectual Property (No. 5) Limited and Glaxo Group Limited (together, “GSK”). The Company and GSK mutually agreed to conclude research activities on an undisclosed target for hematological cancers in June 2022. As a result, the Company decreased the related estimated project costs, which resulted in an increase in the measure of proportional cumulative performance. On October 24, 2022, GSK provided notice to the Company of its decision to terminate the GSK Agreement. The termination is effective on December 24, 2022.
This adjustment increased revenue by $35.3 million, decreased net loss by $35.3 million and resulted in a $0.14 reduction in the Company’s basic and diluted net loss per common share for the nine months ended September 30, 2022.
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
Collaboration - In 2018, the Company entered into a research and collaboration agreement with Fred Hutch (“Fred Hutch Collaboration Agreement”), focused on research and development of cancer immunotherapy products. The Company funded aggregate research performed by Fred Hutch of $12.0 million under the Fred Hutch Collaboration Agreement and the research is conducted in accordance with a research plan and budget approved by the parties. The Fred Hutch Collaboration Agreement has a six-year term. During 2021, one of the research plans on which the success payment service term is based was extended from January 31, 2022 to December 31, 2022. The Company incurred $0.4 million and $1.1 million in expense in connection with the Fred Hutch Collaboration Agreement for the three months ended September 30, 2022 and 2021, respectively, and $1.4 million and $3.1 million for the nine months ended September 30, 2022 and 2021, respectively.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of September 30, 2022, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The estimated fair values of the success payments to Fred Hutch as of September 30, 2022 and December 31, 2021 were $7.7 million and $8.5 million, respectively. The success payment liability is estimated at the fair value at inception and at each subsequent reporting period and the expense is accreted over the service period of the Fred Hutch Collaboration Agreement. The success payment liability was $7.2 million and $6.4 million as of September 30, 2022 and December 31, 2021, respectively. With respect to the Fred Hutch Collaboration Agreement success payment obligations, the Company recognized expense of $1.4 million and a decrease in success payment expense of $(0.8) million for the three months ended September 30, 2022 and 2021, respectively, and success payment expense of $0.8 million and $14.1 million for the nine months ended September 30, 2022 and 2021, respectively.
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
Collaboration Agreement - In October 2020, the Company entered into a research and collaboration agreement with Stanford (“Stanford Collaboration Agreement”), focused on research and development of cellular immunotherapy products. The Stanford Collaboration Agreement has a four-year term. The Company is committed to fund aggregate research performed by Stanford of $12.0 million under the Stanford Collaboration Agreement, and the research will be conducted in accordance with a research plan and budget approved by the parties. The Company incurred $0.8 million in expense in connection with the Stanford Collaboration Agreement for each of the three months ended September 30, 2022 and 2021, and $2.3 million for each of the nine months ended September 30, 2022 and 2021.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of September 30, 2022, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The estimated fair value of the success payments to Stanford as of September 30, 2022 and December 31, 2021 was $8.9 million and $9.9 million, respectively. The success payment liability is estimated at the fair value at inception and at each subsequent reporting period and the expense is accreted over the service period of the Stanford Collaboration Agreement. The success payment liability was $4.5 million and $3.1 million as of September 30, 2022 and December 31, 2021, respectively. With respect to the Stanford Collaboration Agreement success payment obligations, the Company recognized expense of $1.0 million for each of the three months ended September 30, 2022 and 2021, respectively, and $1.4 million and $5.2 million for the nine months ended September 30, 2022 and 2021, respectively.
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
On October 24, 2022, GSK provided notice to the Company of its decision to terminate the GSK Agreement. The termination is effective on December 24, 2022. See Note 14, Subsequent Events, for additional details regarding termination of the GSK Agreement.
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
As of December 31, 2020, the transaction price was deemed to be $103.6 million, consisting of the upfront payment of $45.0 million under the GSK Agreement and the $58.6 million allocated from the GSK Stock Purchase Agreement. Other than the upfront payment and the amounts allocated from the GSK Stock Purchase Agreement, all other contingent consideration that may be earned under the GSK Agreement is subject to uncertainties including but not limited to additional target selections, research and investigational new drug enabling studies, initiation of clinical trials and other related achievements. Consequently, the transaction price currently does not include any such contingent consideration that, if included, could result in a probable significant reversal of cumulative revenue when related uncertainties become resolved. The Company re-evaluates the transaction price at each reporting period. If and when contingent consideration is included in the transaction price, it will be allocated to the two performance obligations proportionate to their SSPs and a cumulative catch up in revenue will be recorded for the portion of the services already completed. The remaining amounts will be deferred and recognized as the services are rendered.
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
In June 2022, the Company recorded an adjustment to revenue related to a change in estimate in connection with the GSK Agreement due to GSK and the Company mutually agreeing to conclude research activities on an undisclosed target for hematological cancers. The change in estimate decreased the related estimated project costs, which resulted in an increase in the measure of proportional cumulative performance. This adjustment increased revenue by $35.3 million, decreased net loss by $35.3 million and resulted in a $0.14 reduction in the Company’s basic and diluted net loss per common share for the nine months ended September 30, 2022.
The Company recognized revenue related to the research and development services related to the two initial targets of zero and $2.6 million for the three months ended September 30, 2022 and 2021, respectively, and $36.3 million and $7.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company had deferred revenue of $48.4 million and $84.7 million, respectively, related to this agreement. In light of the termination of the GSK Agreement, effective December 24, 2022, the Company expects all research and development activities related to the collaboration thereunder to cease after such date. See Note 14, Subsequent Events, for additional details regarding termination of the GSK Agreement.
Exercise of the License Option
In April 2021, GSK exercised the License Option on LYL331 (NY-ESO-1 TCR with c-Jun), a Component Development Program, and agreed to assume sole responsibility for future development and commercialization of the program at its own cost and expense. The Company is entitled to the remaining development and sales milestones up to an aggregate of approximately $400.0 million as well as the tiered royalties on future sales of all such products covered by the license granted pursuant to the License Option.
The exercise of the License Option was accounted for as a separate license contract for revenue recognition purposes. The Company identified one performance obligation, which was the license delivered to GSK upon the exercise of the License Option and transfer of information and data associated with the license. The Company concluded that the development milestone payments are solely dependent on GSK’s performance and achievement of the specified events and are deemed to be not probable until such development milestones are achieved. Therefore, the remaining development milestones are fully constrained and excluded from the transaction price until the respective milestone is achieved. The Company also concluded that sales milestones and royalties relate predominantly to the license granted to GSK. Therefore, they also have been excluded from the transaction price and will be recognized when the related sales occur. At the end of each reporting period, the Company updates its assessment of whether an estimate of variable consideration is constrained and updates the estimated transaction price accordingly.
As of September 30, 2022, there were no contract assets or contract liabilities related to the license contract. None of the costs to obtain or fulfill the contract were capitalized. No license revenue was recognized for the three and nine months ended September 30, 2022 and 2021. As discussed above, the GSK Agreement will terminate in December 2022, in connection with which the Company’s license to GSK also terminates. See Note 14, Subsequent Events, for additional details regarding termination of the GSK Agreement.
PACT
In June 2020, the Company entered into a commitment agreement (“PACT Commitment Agreement”) with PACT Pharma, Inc. (“PACT”) to jointly develop and test a next generation personalized anti-cancer T-cell therapy against solid tumors. The Company paid PACT an upfront non-refundable payment of $50.0 million upon execution of the PACT Commitment Agreement. In November 2020, the parties agreed to suspend research and development activity under the PACT Commitment Agreement, and neither party would be required to conduct any further work under the development plan (including manufacturing development) nor incur any financial obligations (including milestone payments) that might otherwise arise, for as long as the parties continued to negotiate in good faith to resolve the issues that have arisen between them relating to the PACT Commitment Agreement.
In June 2020 in connection with the entry into the PACT Commitment Agreement, the Company also entered into a stock purchase agreement with PACT (“PACT SPA”), pursuant to which the Company purchased 17,806,901 shares of PACT Series C-1 convertible preferred stock at a purchase price of $2.81 per share. As of the purchase date, the estimated fair value of the Series C-1 convertible preferred stock was $2.05 per share, and the difference between the estimated fair value of the preferred stock as of the purchase date and the purchase price of $13.6 million was deemed to be additional consideration for the PACT Commitment Agreement and recognized as research and development expense. As a result, the total upfront payment paid in connection with the PACT Commitment Agreement was $63.6 million and was included in research and development expense. The remaining $36.4 million associated with the PACT Series C-1 convertible preferred stock was recorded in other investments. In the fourth quarter of 2021, the Company fully impaired the remaining balance of $36.4 million. See Note 5, Other Investments, for additional details regarding the PACT investment impairment.
In February 2021, the Company filed a demand for arbitration seeking, among other things, rescission of the PACT Commitment Agreement and the PACT SPA and recovery of the consideration paid thereunder. Arbitration hearings occurred in March and April 2022. In October 2022, the Company entered into a settlement agreement with PACT to resolve their outstanding legal dispute, which resulted in the Company obtaining ownership of approximately 80% of PACT’s fully diluted shares. See Note 14, Subsequent Events, for additional details regarding the PACT settlement agreement.

4. Cash Equivalents and Marketable Securities
The fair value and amortized cost of cash equivalents and marketable securities by major security type are as follows (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$42,608	$—	$—	$42,608
U.S. Treasury securities	313,281	—	(6,972)	306,309
U.S. government agency securities	147,357	2	(1,716)	145,643
Corporate debt securities	235,749	1	(1,311)	234,439
Total cash equivalents and marketable securities	$738,995	$3	$(9,999)	$728,999

Classified as:	Fair Value
Cash equivalents	$94,659
Marketable securities	531,821
Marketable securities, non-current	102,519
Total cash equivalents and marketable securities	$728,999

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$206,245	$—	$—	$206,245
U.S. Treasury securities	290,909	2	(1,205)	289,706
U.S. government agency securities	93,864	2	(240)	93,626
Corporate debt securities	285,338	—	(182)	285,156
Total cash equivalents and marketable securities	$876,356	$4	$(1,627)	$874,733

Classified as:	Fair Value
Cash equivalents	$270,236
Marketable securities	320,966
Marketable securities, non-current	283,531
Total cash equivalents and marketable securities	$874,733
The fair value of securities held by the Company in an unrealized continuous loss position for less than 12 months were $507.3 million and $602.9 million as of September 30, 2022 and December 31, 2021, respectively. The fair value of securities held by the Company in an unrealized continuous loss position for greater than 12 months were $126.5 million and zero as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, all of the Company’s marketable securities had a maturity date of two years or less, were available for use and were classified as available-for-sale. The Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before recovery of their amortized cost basis. The Company determined that there was no material change in the credit risk of the above investments during the three and nine months ended September 30, 2022 and 2021. As such, an allowance for credit losses has not been recognized. Gross realized gains and losses were de minimis for the three and nine months ended September 30, 2022 and 2021 and as a result, amounts reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2022 and 2021 were also de minimis. See Note 6, Fair Value Measurements, for additional information regarding cash equivalents and marketable securities.
5. Other Investments
From time to time, the Company makes minority ownership strategic investments. As of September 30, 2022 and December 31, 2021, the aggregate carrying amounts of the Company’s strategic investments in non-publicly traded companies were $42.0 million and $47.0 million, respectively. These investments were measured at initial cost, minus impairment, if any, and plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.
In connection with the preparation of the financial statements for the third quarter ended September 30, 2022, the Company performed a qualitative assessment of potential indicators of impairment and determined that indicators existed for one of the Company’s other investments with a carrying amount of $5.0 million. While there was no single event or factor, the Company considered the underlying company’s operating cash flow requirements over the next year and liquid asset balances to fund those requirements and the underlying company’s inability to raise funds as indicators of impairment. Due to these indicators, the Company assessed the valuation of the investment as of September 30, 2022 and determined the fair value to be negligible and the impairment to be other-than-temporary in nature. As a result, the Company recorded a $5.0 million impairment expense for the investment for the third quarter ended September 30, 2022, which was recorded within impairment of other investments on the Condensed Consolidated Statement of Operations and Comprehensive Loss and as a reduction to the investment balance within other investments on the Condensed Consolidated Balance Sheet. There were no additional adjustments recorded to the carrying amount for other investments for the three and nine months ended September 30, 2022 and 2021.
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
In November 2020, the Company made a strategic equity investment of $13.0 million in Outpace Bio, Inc. (“Outpace”), a privately-held company, which represented a minority ownership interest at the time of the strategic investment. Outpace is engaged in the research and development of protein and cell technology platforms and has financed its activities via issuances of preferred stock. The Company determined that Outpace is a variable interest entity (“VIE”) and the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. The Company does not have majority voting rights, representation on Outpace’s board of directors or the power to direct the activities of this entity, and therefore it is not the primary beneficiary. As of both September 30, 2022 and December 31, 2021, the carrying value of the Company’s investment in Outpace was $13.0 million, which is recorded in other investments.
6. Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$42,608	$—	$—	$42,608
U.S. Treasury securities	—	306,309	—	306,309
U.S. government agency securities	—	145,643	—	145,643
Corporate debt securities	—	234,439	—	234,439
Total financial assets	$42,608	$686,391	$—	$728,999
Financial liabilities:
Success payment liabilities	$—	$—	$11,663	$11,663
Total financial liabilities	$—	$—	$11,663	$11,663

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$206,245	$—	$—	$206,245
U.S. Treasury securities	—	289,706	—	289,706
U.S. government agency securities	—	93,626	—	93,626
Corporate debt securities	—	285,156	—	285,156
Equity warrant investment	—	—	1,067	1,067
Total financial assets	$206,245	$668,488	$1,067	$875,800
Financial liabilities:
Success payment liabilities	$—	$—	$9,486	$9,486
Total financial liabilities	$—	$—	$9,486	$9,486
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
The Level 3 financial instruments include an equity warrant investment and the success payment liabilities. For the quarter ended September 30, 2022, in conjunction with the impairment of one of the Company's other investments, the associated equity warrant investment’s fair value was determined to be negligible. For the quarter ended September 30, 2022, the Company reduced the equity warrant investment’s fair value from $1.1 million to zero. See Note 5, Other Investments, for additional details regarding the impairment of the other investment. The Company’s Level 3 financial instruments are valued using valuation models which include the Black-Scholes model for valuing the equity warrant investment and a Monte Carlo simulation for the success payment liabilities. To determine the estimated fair value of the success payment liabilities, the Company uses a Monte Carlo simulation methodology that models the future movement of stock prices based on several key variables combined with empirical knowledge of the process governing the behavior of the stock price. The following variables were incorporated in the estimated fair value of the success payment liabilities: fair value of the Company’s common stock, expected volatility, the risk-free interest rate and the estimated number and timing of valuation measurement dates on the basis of which payments may be triggered. The computation of expected volatility was estimated based on available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption.
The following assumptions were incorporated into the calculation of the estimated fair value of the Fred Hutch success payment liability:

	September 30, 2022	December 31, 2021
Fair value of common stock	$7.33	$7.74
Risk-free interest rate	3.66% - 4.26%	0.19% - 1.88%
Expected volatility	80.0%	75.0%
Expected term (in years)	0.71 - 5.22	0.46 - 5.97
The following assumptions were incorporated into the calculation of the estimated fair value of the Stanford success payment liability:

	September 30, 2022	December 31, 2021
Fair value of common stock	$7.33	$7.74
Risk-free interest rate	3.66% - 4.26%	0.19% - 1.88%
Expected volatility	80.0%	75.0%
Expected term (in years)	0.71 - 7.00	0.46 - 7.75

The Company utilizes estimates and assumptions in determining the estimated success payment liabilities and associated expense. A small change in the valuation of the Company’s common stock may have a relatively large change in the estimated fair value of the success payment liability and associated expense.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets and liabilities (in thousands):

	Equity Warrant Investment	Success Payment Liabilities
Balance at December 31, 2021	$1,067	$9,486
Change in fair value (1)	(1,067)	2,177
Balance at September 30, 2022	$—	$11,663
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
The following table summarizes the Company’s future minimum operating lease commitments, including expected lease incentives to be received, as of September 30, 2022 (in thousands):

Year Ending December 31:
2022 (remaining three months)	$1,822
2023	11,018
2024	11,347
2025	11,859
2026	12,209
Thereafter	48,094
Total undiscounted lease payments	96,349
Less: imputed interest	(27,351)
Less: tenant improvement allowances	(1,523)
Total operating lease liabilities	$67,475

Reported as of September 30, 2022:
Short-term portion of lease liabilities (included in accrued liabilities and other current liabilities)	$2,839
Operating lease liabilities, non-current	64,636
Total	$67,475
The operating lease costs for all operating leases were $2.3 million and $2.4 million for the three months ended September 30, 2022 and 2021, respectively, and $7.0 million and $7.1 million for the nine months ended September 30, 2022 and 2021, respectively. The operating lease costs and total commitments for short-term leases were de minimis for the three and nine months ended September 30, 2022 and 2021. Variable lease costs for operating leases were $1.3 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $3.8 million and $3.7 million for the nine months ended September 30, 2022 and 2021, respectively. The weighted-average remaining lease terms for operating leases were 8.0 and 8.8 years as of September 30, 2022 and December 31, 2021, respectively. The weighted-average discount rates for operating leases were 8.5% and 8.4% as of September 30, 2022 and December 31, 2021, respectively.
In May 2021, the Company entered into a sublease, whereby the Company agreed to sublease approximately 11,000 square feet of its space in South San Francisco, California currently leased by the Company. The sublease is classified as an operating lease and will expire in March 2031. The Company recognized sublease income for this sublease of $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.6 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.
In September 2021, the Company entered into a sublease with Sonoma Biotherapeutics, Inc. (“Sonoma”), a related party, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. See Note 13, Related-Party Transactions. As a part of the sublease, in September 2021, the Company received a $4.6 million tenant improvement contribution payment, which is recognized over the term of the sublease. The sublease is classified as an operating lease and will expire in March 2031. The Company recognized Sonoma sublease income of $0.5 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $1.4 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company's sublease income is recognized within other operating income, net in the condensed consolidated statements of operations and comprehensive loss.
8. Convertible Preferred Stock
Upon the closing of the IPO, 194,474,431 shares of convertible preferred stock then outstanding converted into an equal number of shares of common stock. As of September 30, 2022 and December 31, 2021, no shares of convertible preferred stock were outstanding.
9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 10.0 million shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, no shares of preferred stock were outstanding.
Common Stock
The Company is authorized to issue 500.0 million shares of common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 249,239,833 shares and 242,738,350 shares of the Company’s common stock outstanding, respectively, excluding zero shares and 2,600,002 shares, respectively, of restricted stock awards (“RSAs”) outstanding that are subject to vesting requirements.
On August 4, 2022, the Company entered into an Equity Distribution Agreement with Goldman Sachs & Co. LLC (“Goldman Sachs”) and BofA Securities, Inc. (“BofA”, and together with Goldman Sachs, “the Agents”) with respect to an at-the-market offering program (the “Equity Distribution Agreement”). In accordance with the terms of the Equity Distribution Agreement, the Company may offer and sell from time to time through the Agents shares of the Company’s common stock having an aggregate offering amount of up to $200.0 million (“the Placement Shares”). Sales of the Placement Shares, if any, will be made at prevailing market prices on Nasdaq at the time of sale, or as otherwise agreed with the Agents, by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay commissions to the Agents of up to 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Equity Distribution Agreement and reimburse the Agents for certain expenses. Neither the Company nor the Agents are obligated to sell any shares and, to date, the Company has not made any sales under the Equity Distribution Agreement.
10. Stock-based Compensation
2021 Equity Incentive Plan
In June 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”), which on the date of the underwriting agreement related to the Company’s IPO became effective with an initial reserve of 26,662,087 shares, plus any shares subject to outstanding awards granted under the 2018 Equity Incentive Plan (“2018 Plan”) that, on or after the effectiveness of the 2021 Plan, terminate or expire before exercise or settlement, are not issued because the award is settled in cash, are forfeited because of the failure to vest, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved for issuance under the 2021 Plan automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to (1) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company’s board of directors no later than December 31 of the immediately preceding year. On January 1, 2022, the Company reserved an additional 12,266,917 shares of common stock for issuance under the 2021 Plan representing 5% of the total common shares outstanding as of December 31, 2021. On March 29, 2022, the Company filed with the Securities and Exchange Commission (“SEC”) a Form S-8 registering the additional shares. Under the 2021 Plan, the Company may grant incentive stock options, non-statutory stock options, RSAs, restricted stock units (“RSUs”), stock appreciation rights, performance awards and other stock-based awards. Terms of stock awards, including vesting requirements, are determined by the Company’s board of directors or by a committee authorized by the Company’s board of directors, subject to provisions of the 2021 Plan. The term of any stock option granted under the 2021 Plan cannot exceed ten years. Generally, awards granted by the Company vest over four years but may be granted with different vesting terms. In conjunction with adopting the 2021 Plan, the Company discontinued the 2018 Plan with respect to new equity awards.
As of September 30, 2022, 28,022,235 shares were available for future issuance pursuant to the 2021 Plan.
2021 Employee Stock Purchase Plan
In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the Company’s IPO with an initial reserve of 2,470,000 shares. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering or on the purchase date. The number of shares of the Company’s common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, and (2) 4,940,000 shares; provided, however, that the Company’s board of directors may act to provide a lesser increase in number of shares. On January 1, 2022, the Company reserved an additional 2,453,383 common shares for issuance under the 2021 ESPP representing 1% of the total common shares outstanding as of December 31, 2021. On March 29, 2022, the Company filed with the SEC a Form S-8 registering the additional shares. The Company may specify offerings with durations not more than 27 months and may specify shorter purchase periods within each offering. Under the 2021 ESPP, no shares and 283,574 shares were issued during the three and nine months ended September 30, 2022, respectively, and none for the three and nine months ended September 30, 2021.
2018 Equity Incentive Plan
In 2018, the Company established the 2018 Plan that provided for the grant of incentive stock options, non-statutory stock options, RSAs, RSUs, stock appreciation rights and other stock-based awards. Terms of stock awards, including vesting requirements, were determined by the board of directors or by a committee authorized by the Company’s board of directors, subject to provisions of the 2018 Plan. The term of any stock option granted under the 2018 Plan cannot exceed ten years. Generally, awards granted by the Company vest over four years, but could have been granted with different vesting terms. Pursuant to the terms of the 2021 Plan, any shares subject to outstanding options originally granted under the 2018 Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to awards granted under the 2021 Plan. While no shares are available for future issuance under the 2018 Plan, it continues to govern outstanding equity awards granted thereunder.
Stock-based Compensation Expense
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$4,442	$2,673	$12,401	$12,615
General and administrative	14,681	10,369	51,160	28,408
Total stock-based compensation expense	$19,123	$13,042	$63,561	$41,023
Stock-based compensation expense for the nine months ended September 30, 2021 includes the impact of an award accelerated in connection with the Company’s IPO resulting in stock-based compensation expense of $2.6 million.
At September 30, 2022, total stock-based compensation cost related to unvested awards not yet recognized was $114.9 million, which is expected to be recognized over a remaining weighted-average period of 2.48 years.

Restricted Stock Awards
A summary of the Company’s RSA activity was as follows:

	Number of Shares	Weighted-Average Value at Grant Date Per Share
Unvested shares as of December 31, 2021	2,600,002	$0.0001
Vested	(2,600,002)	$0.0001
Unvested shares as of September 30, 2022	—	$—
Restricted Stock Units
A summary of the Company’s RSU activity was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested RSUs as of December 31, 2021	—	$—
RSUs granted	1,330,962	$5.98
RSUs vested	(153,942)	$5.98
RSUs forfeited or canceled	(187,766)	$5.98
Unvested RSUs as of September 30, 2022	989,254	$5.98
Stock Options
A summary of the Company’s stock option activity was as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2021	41,775,179	$5.05	7.84	$142,076
Granted	9,931,442	$5.97
Exercised	(3,512,765)	$2.63
Canceled or forfeited	(2,083,979)	$6.07
Options outstanding as of September 30, 2022	46,109,877	$5.38	7.54	$120,296
Options exercisable as of September 30, 2022	26,446,733	$4.27	6.64	$94,486
The fair value of stock options granted to employees, directors and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	2.32%	0.79%
Expected volatility	85.6%	78.7%
Expected term (in years)	5.98	6.10
Expected dividend yield	0%	0%
The weighted-average grant date fair value of options granted for the nine months ended September 30, 2022 and 2021 were $4.33 per share and $6.55 per share, respectively.
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

Shares subject to options to purchase common stock, unvested RSAs and unvested RSUs were all excluded from consideration in the calculation of diluted net loss per share in all periods presented due to their anti-dilutive effects.
12. Commitments and Contingencies
Collaboration and License Agreements
The Company has entered into certain collaboration and license agreements, including those identified in Note 3, License, Collaboration and Success Payment Agreements above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial milestones. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause the discontinuance of the programs, including termination of such agreements. Due to the nature of these agreements, the future potential payments are inherently uncertain, and accordingly no amounts had been recorded for the potential future achievement of these targets as of September 30, 2022 and December 31, 2021.
13. Related-party Transactions
In September 2021, the Company entered into a sublease with Sonoma, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. Dr. Klausner, the Chair of the Company’s board of directors, serves as a member of the board of directors of Sonoma, and he and certain holders of more than 5% of the Company’s outstanding common stock are also stockholders of Sonoma. As a part of the sublease, a $4.6 million tenant improvement contribution payment was made by Sonoma, which is recognized over the term of the sublease. As of September 30, 2022, there were accrued liabilities and other current liabilities of $0.5 million and other non-current liabilities of $3.6 million in connection with the sublease with Sonoma. Income of $0.7 million and $2.0 million, was recognized in other operating income, net for the three and nine months ended September 30, 2022, respectively, of which $0.5 million and $1.4 million was attributed to sublease income for the three and nine months ended September 30, 2022, respectively. See Note 7, Leases, for more detail on the Sonoma sublease.
The Company is party to the GSK Agreement, who is a holder of more than 10% of the Company’s outstanding common stock. See Note 3, License, Collaboration and Success Payment Agreements. Deferred revenue of $11.2 million and $5.0 million as of September 30, 2022 and December 31, 2021, respectively, and deferred revenue, non-current of $37.2 million and $79.7 million as of September 30, 2022 and December 31, 2021, respectively, were in connection with the GSK Agreement. There was no revenue recognized in connection with the GSK agreement for the three months ended September 30, 2022. Revenue recognized in connection with the GSK agreement was $2.6 million for the three months ended September 30, 2021, and was $36.3 million and $7.7 million for the nine months ended September 30, 2022 and 2021, respectively. As discussed above, in October 2022, GSK provided notice to the Company of its decision to terminate the GSK Agreement, effective December 24, 2022. See Note 14, Subsequent Events, for additional details regarding termination of the GSK Agreement.
14. Subsequent Events
On October 1, 2022, the Company entered into a settlement agreement with PACT, pursuant to which the parties agreed to resolve their outstanding legal dispute. In connection with the settlement agreement, the parties also entered into a stock purchase agreement, pursuant to which PACT issued shares of PACT’s Series D convertible preferred stock to the Company in exchange for the Company’s tender of its PACT Series C-1 convertible preferred stock and resolution of the arbitration. The issuance of PACT’s Series D convertible preferred stock, which are non-voting, have limited conversion rights and carry no right to appoint directors, resulted in the Company’s ownership increasing to approximately 80% of PACT’s fully diluted shares outstanding. The settlement agreement also included the termination of the PACT Commitment Agreement to jointly develop a next generation anti-cancer T-cell therapy against solid tumors. The Company anticipates recording a legal settlement gain in the fourth quarter of 2022, subject to the valuation of the PACT Series D convertible preferred stock.
On October 24, 2022, GSK provided notice to the Company of its decision to terminate the GSK Agreement, effective December 24, 2022. The IND application for LYL132 was cleared in January 2022, though no patients have been treated, and the IND for LYL331 has not yet been submitted to the U.S. Food and Drug Administration. Lyell has discontinued any further work on these programs. The Company anticipates recognizing the outstanding deferred revenue balance of $48.4 million as of September 30, 2022 in the fourth quarter of 2022.

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
Overview
We are a clinical-stage T-cell reprogramming company dedicated to developing curative cell therapies for patients with solid tumors. We take a systematic, interrogative, cell biology-driven approach to overcome what we view as the two major barriers to successful Adoptive Cell Therapy (ACT) – T-cell exhaustion and lack of durable stemness – through the application of our proprietary ex vivo genetic and epigenetic reprogramming technologies. Our T-cell reprogramming technologies are designed to overcome loss of T-cell function attributable to an exhausted state, and to create populations of T cells with properties of durable stemness. T cells with properties of durable stemness have the ability to proliferate, persist and self-renew, as well as generate differentiated effector cell progenies to provide durable anti-tumor functionality.
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
We are advancing a multi-modality product pipeline of promising living cell product candidates that incorporate our genetic and epigenetic reprogramming technologies and target solid tumor indications with high unmet need. Each of our programs provide opportunities to expand into additional indications beyond the patient populations we are initially targeting. Our lead product candidates are summarized in the table below:
We were incorporated in June 2018. Our primary activities to date have included developing T-cell therapies, performing research and development, acquiring technology, entering into strategic collaboration and license agreements, building manufacturing capability, enabling and executing manufacturing activities in support of our product candidate development efforts, organizing and staffing the Company, business planning, establishing our intellectual property portfolio, preparing for and initiating clinical trials, raising capital and providing general and administrative support for these activities. We are early in our research and development efforts and just beginning clinical development of our product candidates. LYL797 and LYL845 are in Phase 1 clinical development, and LYL119 is in preclinical development. We do not have any products approved for sale.

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
•advance our genetic and epigenetic reprogramming technologies as well as other research and development efforts;
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
Pipeline Programs and Operational Updates
Pipeline Programs
We are advancing three wholly-owned product candidates; two (LYL797 and LYL845) are in Phase 1 clinical development and an additional product candidate (LYL119) is in preclinical development.
LYL845 - TIL therapy designed to target multiple solid tumor indications, enhanced with Epi-R
LYL845 is an IV-administered autologous tumor infiltrating lymphocyte (TIL) product candidate enhanced with our Epi-R epigenetic reprogramming technology for patients with relapsed and/or refractory metastatic or locally advanced melanoma and select solid tumors. In preclinical studies, Epi-R maintains polyclonal populations of T cells that demonstrate properties of durable stemness and anti-tumor functionality. Durable stemness is the quality that enables T cells to self-renew, proliferate, persist and generate differentiated effector cell progeny.
TIL products are created by expanding T cells taken from the patient’s own tumor. Previous clinical experiences suggest that the efficacy of adoptive transfer of ex vivo expanded TILs is largely driven by specific recognition of mutated tumor neoantigens specific to each patient. To date, broad efficacy of TIL therapies has been limited by variable and often poor product quality, lack of stemness or potential durability of expanded TILs and failure to maintain highly polyclonal and tumor-reactive TILs during production.
TIL products manufactured using our Epi-R reprogramming technology aim to overcome these challenges. Preclinical studies supporting the development of LYL845 suggest Epi-R technology improves TIL products by better preserving polyclonality and tumor-reactive clones, and maintaining properties of durable stemness, which leads to superior ex vivo cell expansion and product qualities.
We are initially developing LYL845 for patients with relapsed and/or refractory metastatic or locally advanced melanoma, non-small cell lung cancer (NSCLC) and colorectal cancer (CRC). Based on positive data in these initial indications, we intend to expand into additional tumor types.
•In October 2022, we announced that the U.S. Food and Drug Administration (FDA) cleared our Investigational New Drug (IND) application to initiate a Phase 1 clinical trial for LYL845.
•This Phase 1 clinical trial is designed to be an open-label, dose-escalation trial that initially enrolls patients with relapsed and/or refractory metastatic or locally advanced melanoma, with expansion cohorts planned for patients with melanoma, NSCLC and CRC. Initial data is expected in 2024.
•In November 2022, we have two presentations of preclinical data from LYL845 at the 37th Annual Meeting of the Society for Immunotherapy of Cancer (SITC). The first highlights preclinical data demonstrating that Epi-R technology produces a polyclonal TIL product (LYL845) with a greater expansion success rate across hot and cold tumors, improved product phenotype and maintenance of TCR diversity. The second highlights preclinical data demonstrating that Epi-R technology produces a polyclonal TIL product (LYL845) with diverse tumor-reactive clones that have stem-like qualities and anti-tumor function.

LYL797 - CAR T-cell therapy targeting ROR1+ solid tumors, enhanced with genetic and epigenetic reprogramming technologies
We are applying our genetic reprogramming technology that overexpresses c-Jun and our epigenetic reprogramming protocol Epi-R, to our CAR T-cell product candidate, LYL797. LYL797 is an IV-administered CAR T‑cell product candidate targeting receptor tyrosine kinase-like orphan receptor 1 (ROR1), previously identified to differentially express in several cancer cell types. LYL797 contains a CAR with a 4-1BB/CD3z co-stimulatory domain, an optimized spacer and a single-chain variable fragment (scFy) derived from an R12 rabbit monoclonal antibody that recognizes and binds with high specificity to human ROR1. LYL797 is enhanced with the overexpression of c-Jun and includes a proprietary optimized version of human EGFR (EGFRopt) used for tagging the CAR T cells. LYL797 is manufactured utilizing our proprietary Epi-R technology.
We are initially developing LYL797 for the treatment of ROR1+ triple-negative breast cancer (TNBC) and NSCLC. Significant subsets of common cancers express ROR1, including TNBC (~60%) and NSCLC (~40%), and ROR1 expression is associated with poor prognosis. If successful, we anticipate expanding into other ROR1+ cancers, including potentially hormone receptor-positive breast cancer, ovarian and other solid tumors.
•The Phase 1 trial is designed to be an open-label dose-escalation and expansion trial that enrolls patients with relapsed/refractory TNBC or NSCLC who have failed at least two lines of therapy.
•Patient screening in the Phase 1 trial of LYL797 was initiated in late March; however, clinical site activation was initially slower than anticipated. We have undertaken several measures to accelerate administrative site activation activities and have also increased the number of sites that will participate in the trial. As a result, although site activations are now progressing well, enrollment has been slower than anticipated.
•Despite the accelerated pace of site activations, in order to present a meaningful dataset in terms of both the number of patients and duration of response to therapy, the timing of presentation of initial data is now expected to occur in the first half of 2024.
•In September 2022, we presented the first-in-human Phase 1 trial design for LYL797 at the European Society for Medical Oncology (ESMO) Congress 2022.
LYL119 - Second generation CAR T-cell therapy targeting ROR1+ solid tumors, further enhanced with additional genetic and epigenetic reprogramming technologies
We are applying new, stackable reprogramming technologies to LYL119, our second-generation investigational ROR1-targeting CAR T-cell product candidate. LYL119 is expected to be an IV-administered CAR T-cell product targeting receptor tyrosine kinase-like orphan receptor 1 (ROR1).
Preclinical data suggest that reducing NR4A3 expression in combination with c-Jun overexpression further limits T-cell exhaustion and provides durable ROR1 CAR T-cell functional activity compared to either strategy alone, which may further improve cellular immunotherapy against ROR1-expressing solid tumors. The combination of these two genetic reprogramming technologies is being incorporated in LYL119.
For LYL119, we also plan to incorporate our new stackable epigenetic reprogramming technology, Stim-RTM. Stim‑R optimizes signaling parameters during T-cell activation to generate more potent CAR T cells and can be combined with our Epi-R manufacturing protocol.
•In November 2022, we have two presentations at SITC describing these new reprogramming technologies: The first highlights preclinical data describing the effects of c-Jun overexpression in combination with NR4A3 gene knockout to enhance the functional activity of ROR1 CAR T cells. The second highlights preclinical data demonstrating that CAR T-cell products produced with Stim-R have improved polyfunctionality, persistence and anti-tumor activity and show reduced exhaustion, following repeated antigen stimulation in vitro.
•We expect to submit an IND for LYL119 in the first half of 2024.
Rejuvenation, the next innovation in T-cell reprogramming
We are working to advance another proprietary T-cell reprogramming technology that focuses on rejuvenation of antitumor T cells. While we believe that the epigenetic reprogramming of T cells to create cell populations with durable stemness holds great potential, new scientific developments are emerging that provide insight into additional opportunities to capture the potential of T-cell products enhanced with the required properties to cure cancer. There are two key cellular parameters as cells develop and differentiate over the life of an organism: cellular identity and age. Aging of adult stem cells is thought to play a central role in determining the effect of aging on organismal function. We and others have documented the impact of aging on T‑cell function, which begins to decline after puberty, and at an increasingly accelerated rate after age 65. Each T‑cell clonotype can be renewed from a stem cell-like state, but self-renewal, proliferation, function, persistence and antitumor activity are thought to be impacted by aging. We are developing a rejuvenation method that maintains T-cell identity while reducing the epigenetic age of the cells.
Our Manufacturing Capabilities
We believe it is critically important to own, control and continuously monitor all aspects of the cell therapy manufacturing process in order to mitigate risks the field has seen, including challenges in managing production, supply chain, patient specimen chain of custody and quality control. We made a strategic decision to invest in building our own manufacturing facility to control our supply chain, maximize efficiencies in cell product production time, cost and quality, and have the ability to rapidly incorporate disruptive advancements and new innovations. Controlling manufacturing also enables us to protect proprietary aspects of our genetic and epigenetic reprogramming technologies. We view our manufacturing team and capabilities as a significant competitive advantage. Our manufacturing facility, LyFE™, is commissioned and qualified in compliance with the FDA’s Current Good Manufacturing Practices (cGMP) and is designed to produce cell products at scale for our current and planned clinical trials across all of our programs.
COVID-19 Update
The global COVID-19 pandemic and its effects continue to evolve, and we continue to monitor it closely. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain and will continue to depend on certain developments, including the duration and spread of the outbreak, other next-level effects and the impact on our CROs, contract manufacturing organizations, clinical sites and other third parties with whom we do business, as well as the impact on regulatory authorities and our key scientific and management personnel.
There can be no assurance that we will be able to avoid materially adverse impacts from the effects of the COVID-19 pandemic. The effects of the COVID-19 pandemic may continue to negatively impact healthcare and hospital resources, including both front-line and administrative staff, which may delay enrollment in our current and planned clinical trials. Some patients may not be able to comply with clinical trial protocols due to potential quarantines, lack of healthcare support or potential interruptions of healthcare services, and we may be unable to obtain blood samples for testing. For example, limitations or modifications in surgery scheduling for oncology patients at collaborating institutions has limited and may continue to limit supply of patient tumor samples that we use in our research.
We have closely monitored the COVID-19 pandemic and have strived to follow recommended containment and mitigation measures, including the guidance from the Centers for Disease Control and Prevention (CDC) as well as the states of California and Washington and applicable counties. We implemented preventative measures at our facilities designed to minimize the risk of employee exposure to the virus, including the requirement that each employee or contractor who entered a facility be vaccinated. In addition, we encourage all individuals on-site to follow social distancing, frequent hand washing and masking recommendations. We continue to implement increased cleaning of high touch areas, provide hand sanitizing stations and provide for limited on-site contact tracing, if needed. We expect to continue such measures for the near foreseeable future, though employees have been returning to our facilities with mitigations in place to maintain a safe work environment. We will continue to actively monitor the situation related to the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business.
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
To date, we have generated revenue primarily from the recognition of a portion of the upfront payment under the Collaboration and License Agreement, entered into in 2019 and amended in June 2020 and December 2021 (GSK Agreement) with GSK. GSK provided notice to the Company in October 2022 to terminate the GSK Agreement, effective in December 2022, and we do not expect further revenue from the collaboration thereunder after the termination is effective. See Note 14, Subsequent Events, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q, for additional details regarding termination of the GSK Agreement.
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
Impairment of Other Investments
Consists of a reduction in the value of certain other investments.

Results of Operations
Three and Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Revenue	$3	$2,755	$(2,752)	$36,297	$7,828	$28,469
Operating expenses:
Research and development	41,607	31,433	10,174	121,156	119,408	1,748
General and administrative	26,084	21,241	4,843	90,959	57,184	33,775
Other operating income, net	(1,251)	(758)	(493)	(3,544)	(1,526)	(2,018)
Total operating expenses	66,440	51,916	14,524	208,571	175,066	33,505
Loss from operations	(66,437)	(49,161)	(17,276)	(172,274)	(167,238)	(5,036)
Interest income, net	2,251	270	1,981	3,600	842	2,758
Other (expense) income, net	(1,068)	16	(1,084)	(1,047)	(117)	(930)
Impairment of other investments	(5,000)	—	(5,000)	(5,000)	—	(5,000)
Total other (loss) income, net	(3,817)	286	(4,103)	(2,447)	725	(3,172)
Net loss	$(70,254)	$(48,875)	$(21,379)	$(174,721)	$(166,513)	$(8,208)

Revenue
Revenue was approximately zero and $2.8 million for the three months ended September 30, 2022 and 2021, respectively. No additional research and development pursuant to the GSK Agreement was performed in the third quarter of 2022, which drove a decrease in revenue of $2.8 million.
Revenue was $36.3 million and $7.8 million for the nine months ended September 30, 2022 and 2021, respectively, primarily related to the recognized portion of the upfront license fee pursuant to the GSK Agreement. The increase of $28.5 million was primarily related to a $35.3 million revenue adjustment due to a change in estimate in connection with the GSK Agreement due to a mutual agreement with GSK to conclude research activities on an undisclosed target for hematological cancers, offset by a decrease of $6.8 million due primarily to fewer research and developments activities under the GSK Agreement for the nine months ended September 30, 2022. The change in estimate decreased the related estimated project costs, which resulted in an increase in the measure of proportional cumulative performance. On October 24, 2022, GSK provided notice to the Company of its decision to terminate the GSK Agreement. The termination is effective on December 24, 2022 and we will not receive any future payments pursuant to the GSK Agreement. See Note 3, License, Collaboration and Success Payment Agreements – GSK, and Note 14, Subsequent Events, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about the termination of the GSK Agreement.
Research and Development Expenses
Research and development expenses were $41.6 million and $31.4 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $10.2 million was primarily due to an increase of $3.0 million in personnel-related expenses primarily related to an increase in headcount; an increase of $2.9 million in facilities and technology costs, primarily related to increased infrastructure to support our expansion in research and development, manufacturing capabilities and associated headcount growth; an increase of $2.3 million in expense associated with our success payment liabilities to Fred Hutch and Stanford, primarily driven by the increase in the per share fair value of our common stock; and an increase of $1.9 million in collaboration, research activities and outside services primarily driven by an increase in research and laboratory costs, partially offset by a reduction in collaboration and license fees.
Research and development expenses were $121.2 million and $119.4 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $1.7 million was primarily due to an increase of $11.6 million in facilities and technology costs, primarily related to increased infrastructure to support our expansion in research and development, manufacturing capabilities and associated headcount growth; an increase of $4.4 million in personnel-related expenses, that was primarily related to an increase in headcount to expand our research, development and manufacturing capabilities; and an increase of $2.9 million in collaboration, research activities and outside services primarily driven by increases in research and laboratory costs and professional services offset by a reduction in collaboration and license fees; partially offset by a decrease of $17.2 million in expense associated with our success payment liabilities to Fred Hutch and Stanford, primarily driven by the decrease in the per share fair value of our common stock.
General and Administrative Expenses
General and administrative expenses were $26.1 million and $21.2 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $4.8 million was primarily due to an increase of $4.3 million in stock-based compensation expense, primarily related to new awards granted and the impact of awards modified in the prior periods. Additionally, corporate expenses increased by $0.4 million due to costs associated with operating as a public company.
General and administrative expenses were $91.0 million and $57.2 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $33.8 million was primarily due to an increase of $22.8 million in stock-based compensation expense, primarily related to award modifications and new awards granted. Additionally, outside services increased by $7.3 million, primarily due to certain arbitration costs, and corporate expenses increased by $3.6 million due to costs associated with operating as a public company.
Other Operating Income, Net
Other operating income, net was $1.3 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $3.5 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively. The increases of $0.5 million and $2.0 million were due primarily to sublease income and operating fees related to our subleases.

Interest Income, Net
Interest income was $2.3 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $3.6 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. The increases in interest income, net were primarily driven by higher interest rates in 2022.
Other (Expense) Income, Net
Other (expense) income, net was $(1.1) million and approximately zero for the three months ended September 30, 2022 and 2021, respectively, and $(1.0) million and $(0.1) million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in other (expense) income, net was due primarily to the decrease in fair value of the equity warrant investment held by the Company.
Impairment of Other Investments
For the three and nine months ended September 30, 2022, the $5.0 million impairment consisted of the full impairment of one of our other investments. See Note 5, Other Investments, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through the sale and issuance of convertible preferred stock, the sale of common stock in connection with our initial public offering (IPO) and business development activities. As of September 30, 2022, we had $750.7 million in cash, cash equivalents and marketable securities. Since our inception, we have incurred significant operating losses. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $759.1 million as of September 30, 2022. From June 29, 2018 (inception) through September 30, 2022, we raised an aggregate of $1,405.7 million in gross proceeds from the sales of our convertible preferred stock.
On August 4, 2022, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Goldman Sachs & Co. LLC (Goldman Sachs) and BofA Securities, Inc. (BofA, and together with Goldman Sachs, the Agents) with respect to an at-the-market offering program. In accordance with the terms of the Equity Distribution Agreement, we may offer and sell from time to time through the Agents shares of our common stock having an aggregate offering amount of up to $200.0 million (the Placement Shares). Sales of the Placement Shares, if any, will be made at prevailing market prices on Nasdaq at the time of sale, or as otherwise agreed with the Agents, by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. We will pay commissions to the Agents of up to 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Equity Distribution Agreement and reimburse the Agents for certain expenses. Neither the Company nor the Agents are obligated to sell any shares and to date, we have not made any sales under the Equity Distribution Agreement.
Future Funding Requirements
We expect to incur additional losses in the foreseeable future as we conduct and expand our research and development efforts, including conducting preclinical studies and clinical trials, developing new product candidates, establishing internal manufacturing capabilities and funding our operations generally. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs into 2026. However, we anticipate that we will need to raise additional capital in the future to fund our operations, including further development of our product candidates and the commercialization of any approved product candidates. In addition, we regularly consider fund-raising opportunities and may decide, from time to time, to raise additional capital, including pursuant to the Equity Distribution Agreement, based on various factors, including market conditions and our plans of operation. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.
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
Until such time as we complete preclinical and clinical development and receive regulatory approval of our product candidates and can generate significant revenue from product sales, if ever, we expect to finance our operations from the sale of additional equity or debt financings, or other capital which come in the form of strategic collaborations, licensing, or other arrangements. In the event that additional capital is required, we may not be able to raise it on terms acceptable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, including pursuant to the Equity Distribution Agreement, it may result in dilution to our existing stockholders. Debt financing or preferred equity financing, if available, may result in increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations. If we raise funds through strategic collaboration, licensing, or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic, actual or perceived changes in interest rates and economic inflation, and otherwise. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Material Cash Requirements
We continually evaluate our liquidity and capital resources to ensure that we can adequately and efficiently finance our operations. As of September 30, 2022, our material cash requirements consisted primarily of paying salaries and benefits, administering clinical trials, providing the technology and facilities necessary to support our operations, operating lease obligations, potential success payments to Fred Hutch and Stanford and other payments related to our collaborative agreements. See Note 3, License, Collaboration and Success Payment Agreements, and Note 7, Leases, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(129,288)	$(93,036)
Investing activities	(58,188)	(47,711)
Financing activities	9,772	393,845
Net (decrease) increase in cash, cash equivalents and restricted cash	$(177,704)	$253,098
Operating Activities
During the nine months ended September 30, 2022, net cash used in operating activities was $129.3 million, primarily reflecting our net loss of $174.7 million, a decrease of $38.6 million in net operating assets and liabilities primarily driven by a $36.3 million decrease in deferred revenue due to non-cash revenue recognized and a $5.8 million decrease in accrued liabilities and other current liabilities, offset by a $3.3 million increase in operating lease liabilities. These decreases were partially offset by $84.1 million of non-cash expenses primarily related to stock-based compensation of $63.6 million, depreciation and amortization of $13.0 million and impairment of other investments of $5.0 million.
During the nine months ended September 30, 2021, net cash used in operating activities was $93.0 million, primarily reflecting our net loss of $166.5 million, an increase of $0.4 million in net operating assets primarily driven by a $7.7 million decrease in deferred revenue due to non-cash revenue recognized, partially offset by a $4.1 million increase in other non-current liabilities related to deferred lease income for the nine months ended September 30, 2021. These decreases were partially offset by $73.1 million of non-cash expenses, primarily related to stock-based compensation of $41.0 million, $19.3 million for revaluation of our success payment liabilities to Fred Hutch and Stanford, depreciation and amortization of $9.1 million and $1.5 million of non-cash lease expense.
Investing Activities
During the nine months ended September 30, 2022, cash used in investing activities was $58.2 million, consisting of net maturities, sales and purchases of marketable securities of $38.5 million and purchases of property and equipment of $19.7 million. During the nine months ended September 30, 2021, cash used in investing activities was $47.7 million, consisting of purchases of property and equipment of $55.2 million partially offset by net maturities, sales and purchases of marketable securities of $7.5 million.
Financing Activities
During the nine months ended September 30, 2022, cash provided by financing activities was $9.8 million, consisting of proceeds from the exercise of stock options of $9.3 million and proceeds from the employee stock purchase plan of $0.9 million, partially offset by $0.4 million in taxes paid related to the net share settlement of equity awards. During the nine months ended September 30, 2021 cash provided by financing activities was $393.8 million, consisting of $391.8 million in net proceeds from the sale of our common stock in our IPO and proceeds from the exercise of stock options of $2.0 million.
Off-Balance Sheet Arrangements
Since our inception, we did not have, and we do not currently have, any off-balance sheet arrangements as defined under the applicable rules and regulations of the SEC.
JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statement, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use the extended transition period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. We will be a “large accelerated filer” as of December 31, 2022 and as a result, we will no longer be an emerging growth company as of that date.
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
Interest Rate Risk
We had cash equivalents of $94.7 million as of September 30, 2022, which consisted of money market funds and highly liquid investments purchased with original maturities of three months or less from the purchase date. We also had marketable securities of $634.3 million as of September 30, 2022. The primary objective of our investment activities is to preserve capital to fund our operations. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material effect on our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We had no debt outstanding as of September 30, 2022.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we have been or may become involved in material legal proceedings or be subject to claims arising in the ordinary course of our business. For example, although not material to our operations, in February 2021 we filed a demand for arbitration to, among other things, seek rescission of the agreements we entered into with PACT in June 2020 and recover the consideration paid to PACT thereunder. Arbitration hearings occurred in March and April 2022. In October 2022, we entered into a settlement agreement with PACT to resolve the outstanding legal dispute, in connection with which we also entered into a stock purchase agreement for the issuance of PACT’s Series D convertible preferred stock in exchange for the tender of previously acquired PACT Series C-1 convertible preferred stock and resolution of the arbitration. The acquisition of PACT's Series D convertible preferred stock resulted in our ownership increasing to approximately 80% of PACT’s fully diluted shares outstanding. See Note 14, Subsequent Events, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional details regarding the PACT settlement.
We are currently not party to any legal proceedings material to our operations or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by a government authority.
Regardless of outcome, any such proceedings or claims is subject to inherent uncertainties and can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.
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
•We are early in our research and development efforts and just beginning clinical development of our product candidates. Besides LYL797 and LYL845, which are in Phase 1 clinical development, all of our other proprietary product candidates are currently in preclinical development. We also do not have any products approved for sale. If we are unable to successfully develop and commercialize product candidates or experience significant delays in doing so, our business may be harmed.
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
•We have in the past, and we may in the future, form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.
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
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We are an early clinical stage biopharmaceutical company, and we do not have any products approved by regulatory authorities and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. Since our inception, we have not generated any revenue from product sales and have incurred significant net losses. Substantially all of our net losses since inception have resulted from our research and development programs and general and administrative costs associated with our operations. As of September 30, 2022, we had an accumulated deficit of $759.1 million.
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
•advance our genetic and epigenetic reprogramming technologies as well as other research and development efforts;
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
As of September 30, 2022, we had approximately $750.7 million in cash, cash equivalents and marketable securities. Certain clinical trial expenses projected for 2022 are now expected to be incurred in 2023. As a result of expense timing, as well as diligent expense management, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs into 2026. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital to complete clinical development of any of our current programs.
We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions or conditions in the biotechnology sector of the market, including disruptions to or volatility in the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic, actual or perceived changes in interest rates and economic inflation and the current or anticipated impact of geopolitical instability. If adequate funds are not available to us on a timely basis, including pursuant to the Equity Distribution Agreement, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for our product candidates or delay, limit, reduce or terminate our establishment of sales, marketing and distribution capabilities or other activities that may be necessary to commercialize our product candidates.
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
We are early in our research and development efforts and are just beginning clinical development of our product candidates. Besides LYL797 and LYL845, which are in Phase 1 clinical development, all of our other proprietary product candidates are currently in preclinical development. We have not yet demonstrated our ability to successfully enroll and complete any clinical trials (including Phase 3 or other pivotal clinical trials), obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. We have invested substantial resources in developing our technology platforms and our product candidates, conducting preclinical studies, commencing clinical trials and building our manufacturing facilities and capabilities, each of which will be required prior to any regulatory approval and commercialization. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful research and development and eventual commercialization of one or more product candidates. The success of our efforts to identify and develop product candidates will depend on many factors, including the following:
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
We are seeking to identify and develop a broad pipeline of product candidates using our proprietary technology platforms. The scientific research that forms the basis of our efforts to develop product candidates with our technology platforms is still ongoing. We are not aware of any FDA approved therapeutics utilizing similar technology. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our technology platforms are both preliminary and limited. Additionally, although LYL797 and LYL845 are in Phase 1 clinical development, we have not tested any of our product candidates in humans yet, and our current data is limited to animal models and preclinical cell lines, the results of which may not translate into humans or may not accurately predict the safety and efficacy of our product candidates in humans. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates.
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
Any litigation or adversarial proceedings could be costly and time-consuming to defend.
We have been, and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by us or third parties in connection with commercial disputes or employment claims made by our current or former employees. Litigation or adversarial proceedings might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, reputation, overall financial condition and operating results. For example, in February 2021, we filed a demand for arbitration seeking, among other things, rescission of the PACT Commitment Agreement and the PACT SPA and recovery of the consideration paid thereunder. In October 2022, we entered into a settlement agreement with PACT to resolve the outstanding legal dispute. See Note 14, Subsequent Events, for additional details regarding the outcome of our arbitration with PACT. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. Any claim brought by us or against us that is uninsured or underinsured could result in unanticipated costs, thereby harming our business.
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
Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic could materially and adversely affect our operations. Following guidance from federal, state and local authorities, we had previously implemented policies that restrict the number and nature of employees who can be on site, and versions of such policies may continue for an indefinite period. We have also implemented preventative measures at our facilities, including requiring that each employee or contractor who enters a facility be vaccinated. In addition, we encourage all individuals on-site to follow social distancing, frequent hand washing and masking recommendations. In connection with these and potential future measures, we may be subject to claims based upon, arising out of or related to the COVID-19 pandemic and our actions and responses thereto, including any determinations that we have made and may make in the future with respect to our on-site operations. Further, current and future government restrictions as well as our remote work policies may materially and adversely impact productivity, disrupt our business and delay our preclinical studies and clinical trial plans, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. We continue to evaluate the impact that the COVID-19 pandemic may have on our ability to effectively conduct our business operations as planned. However, there can be no assurance that we will be able to avoid materially adverse impacts from the evolving effects of the COVID-19 pandemic. The COVID-19 pandemic may continue to negatively impact healthcare and hospital resources, including both front-line and administrative staff, which may delay enrollment in our current and planned clinical trials. Some patients may not be able to comply with clinical trial protocols due to potential quarantines, lack of healthcare support or potential interruptions of healthcare services, and we may be unable to obtain blood samples for testing. For example, limitations or modifications in surgery scheduling for oncology patients at collaborating institutions has limited and may continue to limit supply of patient tumor samples that we use in our research.
The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain and will depend on future developments that cannot be predicted at this time. Such developments include the continued spread of the Omicron variants and subvariants in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent, the ultimate duration of the pandemic and the resulting impact on our clinical trial plans, CROs, contract manufacturing organizations and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel, and the effectiveness of actions taken globally to contain and treat the disease, including the rate at which vaccinations or boosters are made available, the percentage of the population that becomes vaccinated or boosted and the effectiveness of the vaccines or boosters against Omicron, its subvariants or other SARS-CoV-2 variants. We do not yet know the full extent of potential delays or impacts on our business, our planned preclinical studies or clinical trials, healthcare systems or the global economy as a whole. The foregoing and other continued disruptions to our business as a result of the evolving effects of the COVID-19 pandemic could materially and adversely affect our business, results of operations, financial condition and cash flows. Furthermore, the effects of the COVID-19 pandemic could heighten the risks in certain of the other risk factors described herein.
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of the COVID-19 pandemic and actual or perceived changes in interest rates and economic inflation), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability and swings in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions, including disruption to enrollment within our ongoing trials and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
Any adverse developments affecting manufacturing operations for our product candidates may result in lot failures, inventory shortages, shipment delays, product withdrawals or recalls or other interruptions in supply that could delay the development of our product candidates. If we are unable to obtain sufficient supply of our product candidates, whether due to production shortages or other supply interruptions resulting from the continuing effects of the COVID-19 pandemic or otherwise, our clinical trials or regulatory approval may be delayed. We may also have to write off inventory, incur other charges and expenses for supply of product that fails to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. In addition, parts of the supply chain may have long lead times or may come from a small number of suppliers. If we are not able to appropriately manage our supply chain, our ability to successfully produce our product candidates could be delayed or harmed. Inability to meet the demand for our product candidates could damage our reputation and the reputation of our products among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics.
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
We intend to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as contract research organizations (CROs), to conduct GCP-compliant clinical trials on our product candidates properly and on time. For example, we are relying on a CRO to conduct a significant part of our LYL797 Phase 1 clinical trial. Negotiating budgets and contracts with CROs and study sites may result in delays to our development timelines and increased costs. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs and other third parties conducting our trials may also be interrupted or subject to delay as a result of the continuing effects of the COVID-19 pandemic, including due to staff shortages at the CRO, clinical site or other vendor or reallocation of resources due to the pandemic.
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
We have in the past, and we may in the future, form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.
We have entered into research and development collaborations in the past, and may in the future, enter into additional license and collaboration arrangements. Any collaboration arrangement that we enter into is subject to numerous risks, which may include the following:
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
In particular, failure by any collaborator to meet its obligations under our collaboration agreements or to apply sufficient efforts at developing and commercializing collaboration products may adversely affect our business, financial condition and our results of operations.

For example, we entered into a research and development collaboration with GlaxoSmithKline (GSK) for our NY-ESO-1 program and other potential product opportunities and, in October 2022, GSK informed us that it was terminating the agreement and discontinuing its development of product candidates targeting NY-ESO-1, including the second generation product candidates incorporating our genetic and epigenetic reprogramming technologies (LYL132 and LYL331). Such termination of the GSK Agreement may adversely affect our business, financial condition and our results of operations.
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
We have entered into, and may desire to enter into in the future, collaborations, licenses or other strategic transactions for the acquisition of products or business opportunities, in each case where we believe such arrangement will complement or augment our existing business. These relationships or transactions, or those like them, may require us to incur nonrecurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, reduce the potential profitability of the products that are the subject of the relationship or disrupt our management and business. For example, we entered into a collaboration agreement and stock purchase agreement with PACT Pharma, Inc. (PACT) in June 2020 and, in February 2021, we filed a demand for arbitration seeking to, among other things, rescind the agreements with PACT and recover the consideration paid thereunder. In October 2022, the Company entered into a settlement agreement with PACT to resolve their outstanding legal dispute. See Note 14, Subsequent Events, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the PACT arbitration and settlement agreement. In addition, we face significant competition in seeking appropriate strategic alliances and transactions and the negotiation process is time-consuming and complex, and there can be no assurance that we can enter into any of these transactions even if we desire to do so. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates or programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate a positive benefit/risk profile. Any delays in entering into new strategic alliance agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.
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
Successful and timely completion of clinical trials require that we enroll and retain a sufficient number of patient candidates. Any clinical trials we conduct may be subject to delays for a variety of reasons, including as a result of patient enrollment taking longer than anticipated, patient withdrawal or adverse events. These types of developments could cause us to delay the trial or halt further development. For example, enrollment for the Phase 1 trial of LYL797 has been slower than anticipated, and we now anticipate the presentation of our initial LYL797 clinical data to occur in the first half of 2024.

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
We currently have no products approved for commercial sale, and we are just beginning the clinical development of our product candidates. Besides LYL797 and LYL845, which are in Phase 1 clinical development, all of our other proprietary product candidates are currently in preclinical development. The future success of our business is substantially dependent on our ability to obtain regulatory approval for our product candidates for the indications we seek, and, if approved, to successfully commercialize one or more product candidates in a timely manner. Each of our programs and product candidates will require clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We may never be able to develop or commercialize marketable products.
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
We are just beginning clinical development of our product candidates. Besides LYL797 and LYL845, which are in Phase 1 clinical development, all of our other proprietary product candidates are currently in preclinical development. The risk of failure of our product candidates is high. The clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
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
In addition, there continues to be heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, President Biden issued an executive order in July 2021 supporting legislation to enact drug pricing reforms and, in response, the U.S. Department of Health and Human Services released a Comprehensive Plan for Addressing High Drug Prices in September 2021 with specific legislative and administrative policies that Congress could enact to help improve affordability of, and access to, prescription drugs. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things: (i) directs the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Additionally, the IRA will also extend enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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
Pursuant to Section 404, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC. When we lose our status as an “emerging growth company” and become a “large accelerated filer” as of December 31, 2022, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures, and hire additional accounting and finance staff.
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
At any time, sales of a substantial number of shares of our common stock in the public market could occur, or there could be a perception in the market that the holders of a large number of shares of common stock intend to sell shares, and any such event could reduce the market price of our common stock. As of September 30, 2022, we have 249,239,833 shares of common stock outstanding, with zero shares of restricted stock awards outstanding that are subject to vesting requirements. Substantially all of the shares of our common stock outstanding and shares issued upon the exercise of stock options outstanding under our equity incentive plans, subject to applicable securities law restrictions and excluding shares of restricted stock that will remain unvested, may be able to be sold in the public market.
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
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing securities issued in any such transactions. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. In August 2022, we entered into an Equity Distribution Agreement pursuant to which we may offer and sell, from time to time, up to $200.0 million in shares of our common stock. To the extent that we raise additional capital through the sale of equity or debt securities, including pursuant to the Equity Distribution Agreement, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships, alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or our products, or grant licenses on terms unfavorable to us. Certain of the foregoing transactions may require us to obtain stockholder approval, which we may not be able to obtain.
We are currently an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are currently an “emerging growth company” as defined in the JOBS Act and expect to maintain such status through the end of fiscal year 2022. While we remain an emerging growth company, we are permitted by SEC rules and plan to rely on exemptions from certain disclosure requirements that are applicable to other SEC-registered public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404, not being required to comply with the auditor requirements to communicate critical audit matters in the auditor’s report on the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different from the information that is available with respect to other public companies. We may choose to take advantage of some, but not all, of the available exemptions. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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
Effective December 31, 2022, we will no longer be an “emerging growth company,” and the reduced reporting requirements applicable to “emerging growth companies” will no longer apply, which will increase our costs as a result of being a public company and demands on management.
Effective December 31, 2022, we will no longer be classified as an “emerging growth company” as defined in the JOBS Act. As such, we will incur significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act and rules implemented by the SEC. As we prepare for no longer being classified as an “emerging growth company,” the cost of compliance with Section 404 has required, and will continue to require, us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements, which could divert management attention and adversely affect our business, operating results and financial condition. Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
Furthermore, investor perceptions of our company may suffer if, in the future, material weaknesses are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material effect on our stated operating results. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal control from our independent registered public accounting firm.
In addition, as a “large accelerated filer,” we will be required to hold a say-on-pay vote and a say-on-frequency vote at our 2023 annual meeting of stockholders. As a result, we expect that we will require additional attention from management with respect to our disclosures and will incur increased costs, which could include higher legal fees, accounting fees, consultant fees and fees associated with investor relations activities, among others, and, as a result, our business, operating results and financial condition could be adversely affected.
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
As a public company, and particularly after we are no longer an emerging growth company, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Section 404, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements and rules of The Nasdaq Stock Market LLC (Nasdaq Listing Rules) and other applicable U.S. rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We continue to need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will continue to need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have and will increase our legal and financial compliance costs and will make some activities more time-

consuming and costly. For example, the rules and regulations applicable to us as a public company have made it more expensive for us to obtain director and officer liability insurance. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under the Tax Cuts and Jobs Act of 2017 (the Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), our net operating losses (NOLs) generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past, including as a result of our IPO, and may experience ownership changes as a result of our IPO, and may experience future ownership changes as a result of subsequent shifts in our stock ownership (some of which may be outside our control). As a result, our ability to use our pre-change NOLs and tax credits to offset post-change taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state NOLs and tax credits to offset California taxable income in tax years beginning after December 31, 2019 and before January 1, 2022. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and tax credits.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from our Initial Public Offering of Common Stock
In June 2021, we completed our IPO, pursuant to which we issued and sold 25,000,000 shares of our common stock at price to the public of $17.00 per share. The shares were registered pursuant to a registration statement on Form S-1 (File No. 333-256470) that was declared effective on June 16, 2021. As a result of our IPO, we raised a total of approximately $391.8 million in net proceeds after deducting underwriting discounts and commissions of $29.8 million and offering expenses of $3.4 million. Goldman Sachs & Co. LLC, BofA Securities, J.P. Morgan and Morgan Stanley acted as joint book-running managers for the IPO. Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. No payments were made from our net proceeds directly or indirectly to our officers or directors, to persons owning 10% or more of any class of our equity securities or to any of our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for services on our board. We are holding a significant portion of the balance of the net proceeds from the offering in money market funds and short-term investments.
The proceeds from the IPO have been used to fund ongoing operations, including the development of our product candidates and our clinical trials and research programs, and for working capital and general corporate purposes. There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on June 21, 2021 (the Prospectus). We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth in the Prospectus and above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future collaboration and licensing arrangements. As a result, our management will continue to have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-8	333-257249	4.1	06/21/2021
3.2	Amended and Restated Bylaws.	S-8	333-257249	4.2	06/21/2021
4.1	Form of Common Stock Certificate.	S-1/A	333-256470	4.1	06/09/2021
4.2	Amended and Restated Investors' Rights Agreement, by and among the Registrant and certain of its stockholders, dated March 5, 2020.	S-1	333-256470	4.2	05/25/2021
10.1	Notice and Acceptance of Amendment to Stock Options between the Registrant and Elizabeth Homans, dated August 4, 2022.	10-Q	001-40502	10.2	08/04/2022
10.2	Offer Letter by and between the Registrant and Rahsaan W. Thompson, dated September 12, 2022.					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

Lyell Immunopharma, Inc.

Date: November 8, 2022	By:	/s/ CHARLES NEWTON
Charles Newton
Chief Financial Officer (Principal Financial and Accounting Officer)