Form 10-Q
period 2023-03-31
Lyell Immunopharma, Inc.
filed 2023-05-04
CIK 1806952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2023, the registrant had 249,609,247 shares of common stock, $0.0001 par value per share, outstanding.

Lyell Immunopharma, Inc.
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned nonclinical studies and clinical trials, results of nonclinical studies and clinical trials, research and development costs, planned regulatory submissions, regulatory approval and the timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•our expectations regarding the impact of inflation, macroeconomic conditions and geopolitical conflicts on our business and operations, including on our manufacturing suppliers, collaborators, contract research organizations (CROs) and employees; and
•our anticipated use of our existing cash, cash equivalents and marketable securities.
We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under “Risk Factors” in Part II, Item 1A, and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in these forward-looking statements. Except as required by applicable law, we undertake no obligation to update or supplement any forward-looking statements publicly, or to update or supplement the reasons that actual results could differ materially from those projected in these forward-looking statements, even if new information becomes available in the future.
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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$109,426	$123,554
Marketable securities	503,343	516,598
Prepaid expenses and other current assets	11,629	11,143
Total current assets	624,398	651,295
Restricted cash	281	280
Marketable securities, non-current	55,255	70,117
Other investments	34,924	44,924
Property and equipment, net	118,600	123,023
Operating lease right-of-use assets	42,390	43,242
Other non-current assets	4,602	4,680
Total assets	$880,450	$937,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,733	$3,917
Accrued liabilities and other current liabilities	22,416	28,755
Success payment liabilities	2,648	4,356
Total current liabilities	30,797	37,028
Operating lease liabilities, non-current	61,826	63,168
Other non-current liabilities	4,001	4,113
Total liabilities	96,624	104,309
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000 shares authorized at March 31, 2023 and December 31, 2022; 249,609 and 249,567 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	25	25
Additional paid-in capital	1,622,119	1,608,306
Accumulated other comprehensive loss	(3,879)	(7,599)
Accumulated deficit	(834,439)	(767,480)
Total stockholders’ equity	783,826	833,252
Total liabilities and stockholders’ equity	$880,450	$937,561
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue(1)	$65	$553
Operating expenses:
Research and development	44,630	35,830
General and administrative	19,279	34,421
Other operating income, net	(1,288)	(1,122)
Total operating expenses	62,621	69,129
Loss from operations	(62,556)	(68,576)
Interest income, net	4,497	397
Other income, net	1,100	35
Impairment of other investments	(10,000)	—
Total other (loss) income, net	(4,403)	432
Net loss	(66,959)	(68,144)
Comprehensive loss:
Net unrealized gain (loss) on marketable securities	3,720	(4,977)
Comprehensive loss	$(63,239)	$(73,121)

Net loss per common share, basic and diluted	$(0.27)	$(0.28)
Weighted-average shares used to compute net loss per common share, basic and diluted	249,591	244,178
(1)    None of the revenue for the three months ended March 31, 2023 was from a related-party. Substantially all of the revenue for the three months ended March 31, 2022 was from a related-party.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended March 31, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	249,567	$25	$1,608,306	$(7,599)	$(767,480)	$833,252
Stock-based compensation	—	—	13,882	—	—	13,882
Issuance of common stock in connection with restricted stock units, net of tax	42	—	(69)	—	—	(69)
Other comprehensive income	—	—	—	3,720	—	3,720
Net loss	—	—	—	—	(66,959)	(66,959)
Balance as of March 31, 2023	249,609	$25	$1,622,119	$(3,879)	$(834,439)	$783,826

	Three Months Ended March 31, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	242,738	$24	$1,515,748	$(1,623)	$(584,362)	$929,787
Issuance of common stock upon exercise of stock options	1,710	1	2,554	—	—	2,555
Stock-based compensation	975	—	22,028	—	—	22,028
Other comprehensive loss	—	—	—	(4,977)	—	(4,977)
Net loss	—	—	—	—	(68,144)	(68,144)
Balance as of March 31, 2022	245,423	$25	$1,540,330	$(6,600)	$(652,506)	$881,249

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,959)	$(68,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,882	22,028
Impairment of other investments	10,000	—
Depreciation and amortization expense	5,027	4,187
Net amortization and accretion on marketable securities	(1,850)	475
Change in fair value of success payment liabilities	(1,708)	(3,851)
Non-cash lease income	(293)	(214)
Loss on property and equipment disposals	—	84
Change in fair value of equity warrant	—	(28)
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(408)	(397)
Accounts payable	2,069	2,937
Accrued liabilities and other current liabilities	(5,860)	(6,393)
Deferred revenue	—	(558)
Operating lease liabilities, non-current	—	2,135
Other non-current liabilities	(112)	(113)
Net cash used in operating activities	(46,212)	(47,852)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,533)	(9,733)
Purchases of marketable securities	(108,560)	(96,196)
Sales and maturities of marketable securities	142,247	79,807
Net cash provided by (used in) investing activities	32,154	(26,122)
CASH FLOWS FROM FINANCING ACTIVITIES
Taxes paid related to net share settlement of equity awards	(69)	—
Proceeds from exercise of stock options	—	2,555
Net cash (used in) provided by financing activities	(69)	2,555
Net decrease in cash, cash equivalents and restricted cash	(14,127)	(71,419)
Cash, cash equivalents and restricted cash at beginning of period	123,834	294,294
Cash, cash equivalents and restricted cash at end of period	$109,707	$222,875
Represented by:
Cash and cash equivalents	$109,426	$222,596
Restricted cash	281	279
Total	$109,707	$222,875
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for amounts included in the measurement of lease liabilities	$2,406	$2,672
Cash received for amounts related to tenant improvement allowances	$—	$2,042
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$395	$107

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
Lyell Immunopharma, Inc. (the “Company”) was incorporated in Delaware in June 2018. The Company is a clinical-stage cell therapy company advancing a pipeline of product candidates for patients with solid tumors utilizing its proprietary ex vivo genetic and epigenetic T‑cell reprogramming technologies. The Company’s primary activities since incorporation have been to develop T‑cell therapies, perform research and development, enter into strategic collaboration and license arrangements, build manufacturing capabilities, enable manufacturing activities in support of its product candidate development efforts, acquire technology, organize and staff the Company, conduct business planning, establish its intellectual property portfolio, raise capital and provide general and administrative support for these activities.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.
The Condensed Consolidated Balance Sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. Certain information and footnote disclosures typically included in the Company’s audited consolidated financial statements have been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented, but are not necessarily indicative of results to be expected for any future annual or interim period.
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Liquidity and Management’s Plan
The Company discovers and develops product candidates that involve experimental technologies. The product candidates may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources or from the issuance of equity or debt securities. The Company believes that its available cash, cash equivalents and marketable securities as of March 31, 2023 will be adequate to fund its operations at least through the next 12 months from the date these unaudited Condensed Consolidated Financial Statements are issued.
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

Significant Accounting Policies
There have been no material changes to the significant accounting policies from the Annual Report on Form 10-K for the year ended December 31, 2022.
Recently Adopted Accounting Pronouncements
None.
3. License, Collaboration and Success Payment Agreements
Fred Hutch
License Agreement - In 2018, the Company entered into a license agreement with Fred Hutchinson Cancer Center (“Fred Hutch”) that grants the Company a worldwide, sublicensable license under certain patent rights (exclusive) and certain technology (non-exclusive) to research, develop and commercialize products and processes for all fields of use utilizing chimeric antigen receptors and/or T-cell receptors, subject to certain exceptions.
The Company is also required to pay Fred Hutch annual license maintenance payments of $50,000 on the second anniversary of the effective date, and each anniversary of the effective date thereafter until the first commercial sale of a licensed product.
Collaboration - In 2018, the Company entered into a research and collaboration agreement with Fred Hutch (“Fred Hutch Collaboration Agreement”) focused on research and development of cancer immunotherapy products. The Company funded aggregate research performed by Fred Hutch of $12.0 million under the Fred Hutch Collaboration Agreement, with the research conducted in accordance with a research plan and budget approved by the parties. The Fred Hutch Collaboration Agreement has a six-year term. The Company incurred $0.3 million and $0.5 million in expense in connection with the Fred Hutch Collaboration Agreement for the three months ended March 31, 2023 and 2022, respectively.
Success Payments - In 2018, the Company granted Fred Hutch rights to certain success payments, pursuant to the terms of the Fred Hutch Collaboration Agreement. The potential payments for the Fred Hutch success payments are based on multiples of increased value ranging from 10x to 50x based on a comparison of the per share fair market value of the Company’s common stock relative to the original $1.83 per share issuance price of the Company’s Series A convertible preferred stock, which converted into an equal number of shares of the Company’s common stock in connection with the Company’s initial public offering (“IPO”). The aggregate success payments to Fred Hutch are not to exceed $200.0 million, which would only occur upon a 50 times increase in value. Each threshold is associated with a success payment, ascending from $10.0 million at $18.29 per share to $200.0 million at $91.44 per share, payable if such threshold is reached during the measurement period. Any previous success payments made are credited against the success payment owed as of any valuation date, such that Fred Hutch does not receive multiple success payments in connection with the same threshold. The term of the success payment agreement ends on the earlier to occur of (i) the nine-year anniversary of the date of the agreement and (ii) a change in control transaction.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of March 31, 2023, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The success payment liability is estimated at fair value at inception and at each subsequent reporting period and the associated expense was accreted over the service period of the success payment obligations as research and development expense through 2022. As of December 31, 2022, the Company’s associated success payment liability was fully accreted to fair value as Fred Hutch had provided the requisite service obligation to earn the potential success payment consideration under the continued collaboration. For the three months ended March 31, 2023 and future periods, the change in the Fred Hutch success payment liability fair value is recognized in other income, net, as the requisite service obligation had been met. The success payment liability was $1.4 million and $2.5 million as of March 31, 2023 and December 31, 2022, respectively. With respect to the Fred Hutch Collaboration Agreement success payment obligations, the Company recognized gains of $1.1 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively.
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
Collaboration Agreement - In October 2020, the Company entered into a research and collaboration agreement with Stanford (“Stanford Collaboration Agreement”), focused on research and development of cellular immunotherapy products. The Stanford Collaboration Agreement has a four-year term. The Company is committed to fund aggregate research performed by Stanford of $12.0 million under the Stanford Collaboration Agreement, and the research will be conducted in accordance with a research plan and budget approved by the parties. The Company incurred $0.8 million in expense in connection with the Stanford Collaboration Agreement for both the three months ended March 31, 2023 and 2022.
Success Payments - In October 2020, the Company granted Stanford rights to certain success payments, pursuant to the terms of the Stanford Collaboration Agreement. The potential payments for the Stanford Collaboration Agreement success payments are based on multiples of increased value ranging from 10x to 50x based on a comparison of the per share fair market value of the Company’s common stock relative to the original $1.83 issuance price of the Company’s Series A convertible preferred stock, which converted into an equal number of shares of the Company’s common stock in connection with the Company’s IPO. The aggregate success payments to Stanford are not to exceed $200.0 million, which would only occur upon a 50 times increase in value. Each threshold is associated with a success payment, ascending from $10.0 million at $18.29 per share to $200.0 million at $91.44 per share, payable if such threshold is reached during the measurement period. Any previous success payments made are credited against the success payment owed as of any valuation date, so that Stanford does not receive multiple success payments in connection with the same threshold. The term of each success payment agreement ends on the earlier to occur of (i) the nine-year anniversary of the date of the agreement and (ii) a change in control transaction.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of March 31, 2023, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The estimated fair values of the success payments to Stanford as of March 31, 2023 and December 31, 2022 were $2.0 million and $3.3 million, respectively. The success payment liability is estimated at the fair value at inception and at each subsequent reporting period and the expense is accreted over the service period of the Stanford Collaboration Agreement as research and development expense. The success payment liability was $1.2 million and $1.9 million as of March 31, 2023 and December 31, 2022, respectively. With respect to the Stanford Collaboration Agreement success payment obligations, the Company recognized gains of $0.6 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.

GSK
In 2019, the Company entered into a Collaboration and License Agreement (“GSK Agreement”) with GlaxoSmithKline Intellectual Property (No. 5) Limited and Glaxo Group Limited (together, “GSK”) for potential T‑cell therapies that apply the Company’s platform technologies and cell therapy innovations with T‑cell receptors (“TCRs”) or chimeric antigen receptors (“CARs”) under distinct collaboration programs. The GSK Agreement defined two initial collaboration targets, LYL331 and LYL132, and allowed GSK to nominate seven additional targets through July 2024, though no additional targets were nominated over the life of the GSK Agreement. The Company was expected to perform research and development services for each selected target up until a defined point (the “GSK Option Point”), at which time GSK would decide whether or not to exercise an option to obtain a license from the Company (“License Option”) and take over the future development and commercialization. In April 2021, GSK exercised the License Option on LYL331 (NY-ESO-1 TCR with c-Jun) and assumed sole responsibility for future development and commercialization of the program at its own cost and expense. The IND application for LYL132 was cleared in January 2022, though no patients were treated, and the IND for LYL331 was not submitted to the U.S. Food and Drug Administration. GSK terminated the GSK Agreement effective December 24, 2022, and Lyell has also discontinued any further work on these programs. There are no future performance obligations associated with the GSK Agreement.
The Company received a non-refundable upfront payment of $45.0 million under the GSK Agreement. In connection with the GSK Agreement, in May 2019, the Company also entered into a stock purchase agreement with GSK, pursuant to which the Company agreed to sell 30,253,189 shares of Series AA convertible preferred stock at a price of $6.78 per share, which was above the issuance date estimated fair value of $4.84 per share. The difference between the per share values resulted in $58.6 million additional deemed consideration, bringing the total upfront consideration of the GSK Agreement to $103.6 million.
The GSK Agreement was deemed to be within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, because GSK engaged the Company to initially provide research and development services, which were outputs of its ongoing activities, in exchange for consideration. The Company recognized revenue related to the research and development services related to the two initial targets of zero and $0.6 million for the three months ended March 31, 2023 and 2022, respectively. The Company had no deferred revenue related to the GSK Agreement as of both March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, there were no contract assets or contract liabilities related to the license contract.
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
On October 1, 2022, the Company entered into a settlement agreement with PACT, pursuant to which the parties agreed to resolve their outstanding legal dispute. In connection with the settlement agreement, the parties also entered into a stock purchase agreement, pursuant to which PACT issued shares of PACT’s Series D convertible preferred stock to the Company in exchange for the Company’s tender of its PACT Series C-1 convertible preferred stock and resolution of the arbitration. The issuance of PACT’s Series D convertible preferred stock, which are non-voting, have limited conversion rights and carry no right to appoint directors, resulted in the Company’s ownership increasing to approximately 80% of PACT’s fully diluted shares outstanding. The settlement agreement also included the termination of the PACT Commitment Agreement to jointly develop a next generation anti-cancer T‑cell therapy against solid tumors. The Company recorded a gain of $2.9 million in October 2022 for the estimated fair value of the PACT Series D convertible preferred stock received as part of the settlement agreement. The PACT Series D convertible preferred stock was recorded at its estimated fair value as of the settlement date and is included in other investments in the Company’s Condensed Consolidated Balance Sheets.
4. Cash Equivalents and Marketable Securities
The fair value and amortized cost of cash equivalents and marketable securities by major security type are as follows (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$54,337	$—	$—	$54,337
U.S. Treasury securities	285,287	91	(2,849)	282,529
U.S. government agency securities	124,533	102	(749)	123,886
Corporate debt securities	182,196	36	(510)	181,722
Total cash equivalents and marketable securities	$646,353	$229	$(4,108)	$642,474

Classified as:	Fair Value
Cash equivalents	$83,876
Marketable securities	503,343
Marketable securities, non-current	55,255
Total cash equivalents and marketable securities	$642,474

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$67,970	$—	$—	$67,970
U.S. Treasury securities	277,056	—	(5,257)	271,799
U.S. government agency securities	135,460	1	(1,416)	134,045
Corporate debt securities	221,608	3	(930)	220,681
Total cash equivalents and marketable securities	$702,094	$4	$(7,603)	$694,495

Classified as:	Fair Value
Cash equivalents	$107,780
Marketable securities	516,598
Marketable securities, non-current	70,117
Total cash equivalents and marketable securities	$694,495
The fair values of securities held by the Company in an unrealized loss position for less than 12 months were $230.4 million and $287.8 million as of March 31, 2023 and December 31, 2022, respectively. The fair values of securities held by the Company in an unrealized loss position for greater than 12 months were $225.3 million and $278.7 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, all of the Company’s marketable securities had a maturity date of two years or less, were available for use and were classified as available-for-sale. The Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before recovery of their amortized cost basis. The Company determined that there was no material change in the credit risk of the above investments as of both March 31, 2023 and December 31, 2022. As such, an allowance for credit losses has not been recognized. Gross realized gains and losses were de minimis for the three months ended March 31, 2023 and 2022 and as a result, amounts reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022 were also de minimis. See Note 6, Fair Value Measurements, for additional information regarding cash equivalents and marketable securities.
5. Other Investments
From time to time, the Company makes minority ownership strategic investments. As of March 31, 2023 and December 31, 2022, the aggregate carrying amounts of the Company’s strategic investments in non-publicly traded companies were $34.9 million and $44.9 million, respectively. These investments are measured at initial cost, minus impairment, if any, and plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Cumulative impairments of strategic investments in equity investments without readily determinable fair values still held as of March 31, 2023 and December 31, 2022 were $15.0 million and $5.0 million, respectively.
In connection with the preparation of the financial statements for Q1 2023, the Company performed a qualitative assessment of potential indicators of impairment and determined that indicators existed for one of the Company’s other investments with a carrying amount of $10.0 million. While there was no single event or factor, the Company considered the underlying company’s operating cash flow requirements over the next year, liquid asset balances to fund those requirements and the underlying company’s inability to raise funds as indicators of impairment. Due to these indicators, the Company assessed the valuation of the investment and determined the fair value to be negligible and the impairment to be other-than-temporary in nature. As a result, the Company recorded a $10.0 million impairment expense for the investment for the three months ended March 31, 2023, which was recorded within impairment of other investments on the Condensed Consolidated Statement of Operations and Comprehensive Loss and as a reduction to the investment balance within other investments on the Condensed Consolidated Balance Sheet. No other investments were impaired for the three months ended March 31, 2023.
In October 2022, the Company received non-voting preferred stock pursuant to the settlement agreement with PACT (See Note 3, License, Collaboration and Success Payment Agreements). The Company determined that PACT is a variable interest entity as PACT does not have sufficient equity at risk. The Company evaluated whether it was the primary beneficiary of PACT, including the Company’s ongoing rights and responsibilities, to assess whether the Company has the power to direct the activities of PACT. The Company’s only involvement in PACT is its PACT Series D convertible preferred stock investment, which are non-voting, have limited conversion rights and carry no right to appoint directors. Based on the above noted factors, the Company determined that it is not the primary beneficiary and does not consolidate PACT since it does not have the power to direct the activities that most significantly impact PACT’s economic performance. The Company does not have the ability to exercise significant influence over PACT and accounts for its investment in PACT preferred stock under the measurement alternative. The Company recognized its investment in PACT preferred stock at its estimated fair value of $2.9 million on October 1, 2022, which is included in the Company’s Consolidated Balance Sheets within other investments. The Company’s maximum exposure to loss from PACT is limited to the carrying value of its investment in PACT preferred stock.
6. Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$54,337	$—	$—	$54,337
U.S. Treasury securities	—	282,529	—	282,529
U.S. government agency securities	—	123,886	—	123,886
Corporate debt securities	—	181,722	—	181,722
Total financial assets	$54,337	$588,137	$—	$642,474
Financial liabilities:
Success payment liabilities	$—	$—	$2,648	$2,648
Total financial liabilities	$—	$—	$2,648	$2,648

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$67,970	$—	$—	$67,970
U.S. Treasury securities	—	271,799	—	271,799
U.S. government agency securities	—	134,045	—	134,045
Corporate debt securities	—	220,681	—	220,681
Total financial assets	$67,970	$626,525	$—	$694,495
Financial liabilities:
Success payment liabilities	$—	$—	$4,356	$4,356
Total financial liabilities	$—	$—	$4,356	$4,356
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
The Company’s Level 3 financial instruments fair values are estimated using valuation models, including Monte Carlo simulations for the Company’s success payment liabilities. Monte Carlo simulations model the future movement of stock prices based on several key variables combined with empirical knowledge of the process governing the behavior of the stock price. The following variables were incorporated in the estimated fair value of the success payment liabilities: fair value of the Company’s common stock, expected volatility, the risk-free interest rate and the estimated number and timing of valuation measurement dates on the basis of which payments may be triggered. The computation of expected volatility was estimated based on available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption.
The following assumptions were incorporated into the calculation of the estimated fair value of the Fred Hutch success payment liability:

	March 31, 2023	December 31, 2022
Fair value of common stock	$2.36	$3.47
Risk-free interest rate	3.18% - 4.74%	3.58% - 4.65%
Expected volatility	85.0%	80.0%
Expected term (in years)	0.21 - 4.72	0.46 - 4.97
The following assumptions were incorporated into the calculation of the estimated fair value of the Stanford success payment liability:

	March 31, 2023	December 31, 2022
Fair value of common stock	$2.36	$3.47
Risk-free interest rate	3.18% - 4.74%	3.58% - 4.65%
Expected volatility	85.0%	80.0%
Expected term (in years)	0.21 - 6.50	0.46 - 6.75
The Company utilizes estimates and assumptions in determining the estimated success payment liabilities and associated expense. A small change in the valuation of the Company’s common stock may have a relatively large change in the estimated fair value of the success payment liability and associated expense.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 liabilities (in thousands):

Success Payment Liabilities
Balance at December 31, 2022	$4,356
Change in fair value (1)	(1,708)
Balance at March 31, 2023	$2,648
(1)The changes in the fair value associated with the Fred Hutch success payment liabilities of approximately $1.1 million are recorded in other income, net (See Note 3, License, Collaboration and Success Payment Agreements). The changes in the fair value of approximately $0.6 million associated with the Stanford success payment liabilities are recorded as research and development expenses.
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
The following table summarizes the Company’s future minimum operating lease commitments, including expected lease incentives to be received, as of March 31, 2023 (in thousands):

Year Ending December 31:
2023 (remaining nine months)	$7,600
2024	11,347
2025	11,859
2026	12,209
2027	12,569
Thereafter	35,525
Total undiscounted lease payments	91,109
Less: imputed interest	(24,473)
Total operating lease liabilities	$66,636

Reported as of March 31, 2023:
Short-term portion of lease liabilities (included in accrued liabilities and other current liabilities)	$4,810
Operating lease liabilities, non-current	61,826
Total	$66,636
The operating lease costs for all operating leases were $2.1 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively. The operating lease costs and total commitments for short-term leases were de minimis for the three months ended March 31, 2023 and 2022. Variable lease costs for operating leases were $1.4 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively. The weighted-average remaining lease terms for operating leases were 7.5 and 7.8 years as of March 31, 2023 and December 31, 2022, respectively. The weighted-average discount rates for operating leases were 8.5% as of both March 31, 2023 and December 31, 2022.
In May 2021, the Company entered into a sublease, whereby the Company agreed to sublease approximately 11,000 square feet of its space in South San Francisco, California currently leased by the Company. The sublease is classified as an operating lease and will expire in March 2031. The Company recognized sublease income for this sublease of $0.2 million for both the three months ended March 31, 2023 and 2022, respectively.
In September 2021, the Company entered into a sublease with Sonoma Biotherapeutics, Inc. (“Sonoma”), a related party, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. See Note 12, Related-Party Transactions. As a part of the sublease, in September 2021, the Company received a $4.6 million tenant improvement contribution payment, which will be recognized over the term of the sublease. The sublease is classified as an operating lease and will expire in March 2031. The Company recognized Sonoma sublease income of $0.5 million for both the three months ended March 31, 2023 and 2022, respectively.
The Company's sublease income is recognized within other operating income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
8. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 10.0 million shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, no shares of preferred stock were outstanding.
Common Stock
The Company is authorized to issue 500.0 million shares of common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 249,609,247 shares and 249,567,343 shares of the Company’s common stock outstanding, respectively.
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
9. Stock-based Compensation
2021 Equity Incentive Plan
In June 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”), which on the date of the underwriting agreement related to the Company’s IPO became effective with an initial reserve of 26,662,087 shares, plus any shares subject to outstanding awards granted under the 2018 Equity Incentive Plan (“2018 Plan”) that, on or after the effectiveness of the 2021 Plan, terminate or expire before exercise or settlement, are not issued because the award is settled in cash, are forfeited because of the failure to vest, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved for issuance under the 2021 Plan automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to (1) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company’s board of directors no later than December 31 of the immediately preceding year. On January 1, 2023, the Company reserved an additional 12,478,367 shares of common stock for issuance under the 2021 Plan representing 5% of the total common shares outstanding as of December 31, 2022. Under the 2021 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights, performance awards and other stock-based awards. Terms of stock awards, including vesting requirements, are determined by the Company’s board of directors or by a committee authorized by the Company’s board of directors, subject to provisions of the 2021 Plan. The term of any stock option granted under the 2021 Plan cannot exceed ten years. Generally, awards granted by the Company vest over four years but may be granted with different vesting terms. In conjunction with adopting the 2021 Plan, the Company discontinued the 2018 Plan with respect to new equity awards.
As of March 31, 2023, 24,056,755 shares were available for future issuance pursuant to the 2021 Plan.
2021 Employee Stock Purchase Plan
In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the Company’s IPO with an initial reserve of 2,470,000 shares. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering or on the purchase date. The number of shares of the Company’s common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, and (2) 4,940,000 shares; provided, however, that the Company’s board of directors may act to provide a lesser increase in number of shares. The Company’s board of directors elected to reserve no additional shares under the 2021 ESPP for the year beginning January 1, 2023. The Company may specify offerings with durations not more than 27 months and may specify shorter purchase periods within each offering. Under the 2021 ESPP, no shares have been issued for the three months ended March 31, 2023 and 2022.
As of March 31, 2023, 4,448,020 shares were available for future issuance pursuant to the 2021 ESPP.
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
Stock-based Compensation Expense
Stock-based compensation expense by classification included within the Condensed Consolidated Statements of Operations and Comprehensive Loss was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$4,612	$3,764
General and administrative	9,270	18,264
Total stock-based compensation expense	$13,882	$22,028
At March 31, 2023, total stock-based compensation cost related to unvested awards not yet recognized was $99.9 million, which is expected to be recognized over a remaining weighted-average period of 2.99 years.

Restricted Stock Units
A summary of the Company’s RSU activity was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested RSUs as of December 31, 2022	872,077	$5.98
RSUs granted	1,877,177	$2.13
RSUs vested	(65,510)	$5.98
RSUs forfeited or canceled	(70,537)	$5.18
Unvested RSUs as of March 31, 2023	2,613,207	$3.24
Stock Options
A summary of the Company’s stock option activity was as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2022	53,849,045	$5.09	7.84	$24,887
Granted	7,713,313	$2.15
Exercised	0	$—
Canceled or forfeited	(810,212)	$6.58
Options outstanding as of March 31, 2023	60,752,146	$4.70	7.91	$17,475
Options exercisable as of March 31, 2023	29,726,200	$4.53	6.67	$15,734
The fair value of stock options granted to employees, directors and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.13%	2.14%
Expected volatility	91.9%	85.2%
Expected term (in years)	6.02	6.00
Expected dividend yield	0%	0%
The weighted-average grant date fair value of options granted for the three months ended March 31, 2023 and 2022 were $1.66 per share and $4.35 per share, respectively.
10. Net Loss Per Share
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
11. Commitments and Contingencies
License and Collaboration Agreements
The Company has entered into certain license and collaboration agreements, including those identified in Note 3, License, Collaboration and Success Payment Agreements above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial milestones. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause the discontinuance of the programs, including termination of such agreements. Due to the nature of these agreements, the future potential payments are inherently uncertain, and accordingly no amounts had been recorded for the potential future achievement of these targets as of both March 31, 2023 and December 31, 2022.
12. Related-party Transactions
In September 2021, the Company entered into a sublease with Sonoma, with whom the Company has common stockholders with board seats, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. Dr. Klausner, the Chair of the Company’s board of directors, also serves as a member of the board of directors of Sonoma. As a part of the sublease, a $4.6 million tenant improvement contribution payment was made by Sonoma, which is recognized over the term of the sublease. As of both March 31, 2023 and December 31, 2022, there were accrued liabilities and other current liabilities of $0.5 million and as of March 31, 2023 and December 31, 2022, there were other non-current liabilities of $3.4 million and $3.5 million, respectively, in connection with the sublease with Sonoma. Income of $0.7 million was recognized in other operating income, net for both the three months ended March 31, 2023 and 2022, of which $0.5 million was attributed to sublease income for both the three months ended March 31, 2023 and 2022. See Note 7, Leases, for more detail on the Sonoma sublease.
The Company was party to the GSK Agreement with GSK, who is a holder of more than 10% of the Company’s outstanding common stock. See Note 3, License, Collaboration and Success Payment Agreements. GSK terminated the GSK Agreement effective December 24, 2022. The Company had no current or non-current deferred revenue in connection with the GSK Agreement as of both March 31, 2023 and December 31, 2022. Revenue recognized in connection with the GSK agreement was zero and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.

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
Overview
We are a clinical-stage cell therapy company advancing a pipeline of product candidates for patients with solid tumors utilizing our proprietary ex vivo genetic and epigenetic T‑cell reprogramming technologies. Our investigational therapies use the patient’s own cells as the starting point to generate highly tumor-reactive, longer-lasting functional T cells with enhanced ability to defeat solid tumors. Our innovative reprogramming technologies address what we believe are the primary barriers that limit consistent and long-lasting responses to T‑cell therapy in solid tumors: T‑cell exhaustion and lack of durable stemness. Our technologies are designed to generate T cells with the ability to persist and self‑renew while driving durable tumor cytotoxicity, even in the setting of an immunosuppressive tumor microenvironment. The goal is for our technologies to provide patients with T cells that are potent and long-lasting to achieve durable antitumor responses. Furthermore, our technologies can be applied in a target agnostic manner to multiple T‑cell modalities, including chimeric antigen receptor (CAR), tumor-infiltrating lymphocytes (TIL) and T‑cell receptor (TCR) therapies.
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

We were incorporated in June 2018. Our primary activities to date have included developing T-cell therapies, performing research and development, acquiring technology, entering into strategic collaboration and license agreements, enabling and executing manufacturing activities in support of our product candidate development efforts, organizing and staffing our company, business planning, establishing our intellectual property portfolio, regulatory submissions and other preparations to initiate clinical trials, raising capital and providing general and administrative support for these activities. We are early in our research and development efforts and are in Phase 1 clinical development of LYL797, our ROR-1 targeted CAR-T cell product candidate overexpressing c-Jun, and LYL845, an epigenetically reprogrammed TIL product candidate. Two additional product candidates are in preclinical development and include LYL119, a ROR-1 targeted CAR-T cell product candidate and a TIL product candidate, each incorporating novel genetic and epigenetic reprogramming technologies. We do not have any products approved for sale.
We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:
•continue preclinical development of our current and future product candidates and initiate additional nonclinical studies;
•commence and continue clinical trials of our current and future product candidates;
•advance our genetic and epigenetic reprogramming technologies as well as other research and development efforts;
•expand our manufacturing and process development capabilities;
•seek regulatory approval of our current and future product candidates;
•expand our operational, financial and management systems;
•attract, hire and retain qualified personnel;
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
LYL797 - A genetically and epigenetically reprogrammed ROR1 CAR T-cell product candidate designed for differentiated potency and durability targeting multiple solid tumor indications.
We are applying our c-Jun and Epi‑R technologies to our lead CAR T‑cell product candidate, LYL797, which is expected to be an intravenously‑administered CAR T‑cell product targeting the receptor tyrosine kinase-like orphan receptor 1 (ROR1) protein. ROR1 is a fetal protein expressed during embryogenesis and is believed to be important in cell migration, polarity and survival. It is expressed in several cancer types, including triple-negative breast cancer (TNBC), non-small cell lung cancer (NSCLC), ovarian cancer and chronic lymphocytic leukemia, and is generally associated with a poor prognosis. LYL797 contains a CAR with a 4-1BB/CD3ζ intracellular domain, a transmembrane domain, an optimized spacer domain and a single-chain variable fragment (scFv) derived from an R12 rabbit monoclonal antibody that recognizes and binds with high specificity to human ROR1. LYL797 also incorporates c-Jun and a proprietary optimized truncated version of human EGFR (EGFRopt) used for tracking the CAR T cells in the peripheral blood post treatment and can also be used as a safety measure with the administration of cetuximab, if needed. LYL797 is manufactured utilizing our proprietary Epi‑R technology.
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

•Enrollment in the Phase 1 clinical trial of LYL797 is ongoing at nine sites in the U.S. The study will enroll at least 15 patients each with relapsed or refractory triple-negative breast cancer or with non-small cell lung cancer. Initial clinical data from the Phase 1 trial of LYL797 are expected in the first half of 2024.
•The Phase 1 clinical trial is designed as an open label, dose escalation and expansion trial in patients with relapsed/refractory TNBC who have failed at least two lines of therapy and patients with relapsed/refractory NSCLC who have failed at least one line of therapy.
LYL845 - A novel epigenetically reprogrammed TIL product candidate designed for differentiated potency and durability targeting multiple solid tumor indications.
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
We are initially developing LYL845 for advanced melanoma, NSCLC and colorectal cancer (CRC). Based on our success with those, we may include patients with other solid tumors, potentially including head and neck, cervical, breast and pancreatic cancer.
•Enrollment in the Phase 1 clinical trial for LYL845 is ongoing at five sites in the U.S. The study will enroll at least 15 patients each with advanced melanoma, and relapsed or refractory non-small cell lung cancer or colorectal cancer. Initial clinical data from the Phase 1 trial of LYL845 are expected in 2024.
•The Phase 1 clinical trial is designed as an open label, dose escalation and expansion trial in patients with relapsed and/or refractory metastatic or locally advanced melanoma, NSCLC and CRC.
LYL119 - An innovative ROR1 CAR T-cell product designed for enhanced cytotoxicity.
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
•An IND application is expected to be submitted for LYL119 in the first half of 2024.
•An abstract highlighting preclinical development of LYL119 has been selected for presentation at the American Society for Gene and Cell Therapy (ASGCT) 26th Annual Meeting taking place in Los Angeles, California on May 16-20, 2023.
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
Our LyFE™ manufacturing center located in Bothell, Washington is approximately 73,000 square feet and is comprised of manufacturing suites, laboratories and offices. LyFE is commissioned and designed to be in compliance with U.S. and European Union current Good Manufacturing Practices (cGMP) standards and has a flexible and modular design enabling CAR T cell, TIL, TCR T cell and GMP viral vector production to control and de-risk the manufacturing sequence and timing of the major components of our supply chain. Owning our own facility encourages seamless collaboration across research, process development and manufacturing for high-quality reproducibility at manufacturing scale.
We are currently producing clinical supply for our Phase 1 trials at LyFE. At full staffing and capacity, we expect to be able to manufacture approximately 500 infusions per year depending on product candidate mix. At this time, we believe this capacity is sufficient to support our pipeline programs into pivotal trials and, if approved, early commercialization.
Macroeconomic Environment
Our business and operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges such as the effects of the ongoing geopolitical conflicts in Ukraine, tensions in U.S.-China relations, the continuing effects of the COVID-19 pandemic, inflationary pressures, interest rate environment, instability in the banking industry and overall market volatility. Fiscal year 2022 and the first quarter of 2023 were marked by significant market uncertainty, increasing inflationary pressures, banking turmoil, supply constraints and ongoing effects from the COVID-19 pandemic. These market dynamics may continue in the rest of 2023, and these and similar adverse market conditions may negatively impact our business.
The effects of the global COVID-19 pandemic continue to evolve and, as a result, the ultimate impact of the COVID-19 pandemic or other similar health epidemic or pandemic on our business, operations and development timelines and plans remains uncertain and will continue to depend on certain developments, including virus transmission rates and duration of the pandemic, other next-level effects and the resulting impact on our CROs, contract manufacturing organizations, clinical sites and other third parties with whom we do business, as well as the impact on regulatory authorities and our key scientific and management personnel.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Components of Results of Operations
Revenue
We have no products approved for sale and have never generated any revenue from product sales.
We have generated revenue primarily from the recognition of the upfront payment under the Collaboration and License Agreement, entered into in 2019 and amended in June 2020 and December 2021 (GSK Agreement) with GlaxoSmithKline Intellectual Property (No. 5) Limited and Glaxo Group Limited (together, GSK). GSK terminated the GSK Agreement effective December 2022, and we do not expect further revenue from the collaboration. See Note 3, License, Collaboration and Success Payment Agreements, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q, for additional details regarding termination of the GSK Agreement.
In the future, we may generate additional revenue from other collaborations, strategic alliances, licensing agreements, product sales, or a combination of these.
Operating Expenses
Research and Development
To date, research and development expenses consist of costs incurred by us for the discovery and development of our technology platforms and product candidates and include costs incurred in connection with strategic collaborations, costs to license technology, personnel-related costs, including stock-based compensation expense, facility and technology related costs, research and laboratory expenses, as well as other expenses, which include consulting fees and other costs. Upfront payments and milestones paid to third parties in connection with technology platforms that have not reached technological feasibility and do not have an alternative future use are expensed as incurred.

Research and development expenses also include non-cash expenses related to the change in the estimated fair value of the success payment obligations over their respective requisite service terms granted to Fred Hutchinson Cancer Center (Fred Hutch) and The Board of Trustees of the Leland Stanford Junior University (Stanford). As of December 31, 2022, Fred Hutch had provided the requisite service obligation to earn the potential success payment consideration under the continued collaboration. For the three months ended March 31, 2023 and future periods, the change in the Fred Hutch success payment liability fair value is recognized in other income, net, as the requisite service obligation had been met. See Note 3, License, Collaboration and Success Payment Agreements, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. Research and development expenses related to our success payment liabilities are unpredictable and may vary significantly from quarter‑to‑quarter and year‑to‑year due to changes in our assumptions used in the calculation.
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
Research and development activities account for a significant portion of our operating expenses. We anticipate that our research and development expenses will increase over the foreseeable future as we expand our research and development efforts including completing nonclinical studies, commencing planned clinical trials, conducting and completing current and planned clinical trials, seeking regulatory approval of our product candidates, identifying new product candidates and incurring costs to acquire and license technology platforms. A change in the outcome of any of these variables could mean a significant change in the costs and timing associated with the development of our product candidates. Because we are early in our research and clinical development efforts of our product candidates, and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the nonclinical development, clinical development and commercialization of product candidates or whether, or when, we may achieve profitability.
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
We anticipate that our general and administrative expenses will increase over the foreseeable future to support our continued research and development activities, operations generally, future business development opportunities, consulting fees, as well as due to the increased costs of operating as a public company such as costs related to accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission (SEC) requirements, director and officer insurance costs and investor and public relations costs.
Other Operating Income, Net
Other operating income, net consists primarily of service and occupancy fees received associated with subleases as well as losses on the retirement of property and equipment.
Interest Income, Net
Interest income, net consists primarily of interest earned on our cash, cash equivalents and marketable securities balances.
Other Income, Net
Other income, net consists primarily of the change in fair value associated with our success payment liabilities to Fred Hutch for three months ended March 31, 2023 and primarily of changes in the fair value of an equity warrant investment held for the three months ended March 31, 2022.
Impairment of Other Investments
Impairment of other investments consists of a reduction in the value of certain other investments.
Results of Operations
Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Revenue	$65	$553	$(488)
Operating expenses:
Research and development	44,630	35,830	8,800
General and administrative	19,279	34,421	(15,142)
Other operating income, net	(1,288)	(1,122)	(166)
Total operating expenses	62,621	69,129	(6,508)
Loss from operations	(62,556)	(68,576)	6,020
Interest income, net	4,497	397	4,100
Other income, net	1,100	35	1,065
Impairment of other investments	(10,000)	—	(10,000)
Total other (loss) income, net	(4,403)	432	(4,835)
Net loss	$(66,959)	$(68,144)	$1,185
Revenue
Revenue was $0.1 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively. The GSK Agreement was terminated in December 2022 and, therefore, no further research and development pursuant to the GSK Agreement was performed in the first quarter of 2023, which drove the decrease in revenue of $0.5 million. See Note 3, License, Collaboration and Success Payment Agreements – GSK, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about the termination of the GSK Agreement.

Research and Development Expenses
The following table summarizes the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Personnel	$19,644	$16,541	$3,103
Facilities and technology	13,138	12,830	308
Research activities, collaborations and outside services	12,456	10,310	2,146
Success payments	(608)	(3,851)	3,243
Total research and development expenses	$44,630	$35,830	$8,800
Research and development expenses were $44.6 million and $35.8 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $8.8 million was primarily due to a $3.2 million increase associated with our success payment liabilities, noting $2.8 million of the change was due to recognizing the Fred Hutch success payment liability fair value change in other income, net for the three months ended March 31, 2023 and the remaining $0.4 million was due to the change in the Stanford success payment liability; an increase of $3.1 million in personnel-related expenses primarily related to an increase in headcount to expand our research, development and manufacturing capabilities; an increase of $2.1 million in research activities, collaborations and outside services primarily driven by an increase in research and laboratory costs principally due to clinical trials, partially offset by a reduction in collaboration and license fees and expenses, including research and development expenses attributable to the termination of the GSK Agreement; and an increase of $0.3 million in facilities and technology costs.
General and Administrative Expenses
General and administrative expenses were $19.3 million and $34.4 million for the three months ended March 31, 2023 and 2022, respectively. The decrease of $15.1 million was primarily due to a decrease of $9.0 million in stock-based compensation expense, primarily related to significant awards being previously fully expensed. Additionally, outside services decreased by $5.6 million primarily due to a decrease in legal expenses.
Other Operating Income, Net
Other operating income, net was $1.3 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.
Interest Income, Net
Interest income, net was $4.5 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. The increase in interest income, net of $4.1 million was primarily driven by higher interest rates in 2023.
Other Income, Net
Other income, net was $1.1 million and $0.0 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $1.1 million was primarily due to the change in fair value associated with our success payment liabilities to Fred Hutch for the three months ended March 31, 2023; the fair value change of Fred Hutch success payment liabilities is recognized in other income, net for the three months ended March 31, 2023 as Fred Hutch had provided the requisite service obligation to earn the potential success payment consideration under the continued collaboration as of December 2022.
Impairment of Other Investments
For the three months ended March 31, 2023, the $10.0 million impairment of other investments consisted of the full impairment of one of our other investments.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through the sale and issuance of convertible preferred stock, the sale of common stock in connection with our initial public offering (IPO) and business development activities. As of March 31, 2023, we had $668.0 million in cash, cash equivalents and marketable securities. Since our inception, we have incurred significant operating losses. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $834.4 million as of March 31, 2023. From June 29, 2018 (inception) through March 31, 2023, we raised an aggregate of $1,405.7 million in gross proceeds from the sales of our convertible preferred stock prior to the IPO and sales of our common stock in the IPO.
On August 4, 2022, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Goldman Sachs & Co. LLC (Goldman Sachs) and BofA Securities, Inc. (BofA, and together with Goldman Sachs, the Agents) with respect to an at-the-market offering program. In accordance with the terms of the Equity Distribution Agreement, we may offer and sell from time to time, through the Agents, shares of our common stock having an aggregate offering amount of up to $200.0 million (the Placement Shares). Sales of the Placement Shares, if any, will be made at prevailing market prices on Nasdaq at the time of sale, or as otherwise agreed with the Agents, by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the Securities Act). We will pay commissions to the Agents of up to 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Equity Distribution Agreement and reimburse the Agents for certain expenses. Neither us nor the Agents are obligated to sell any shares and, to date, we have not made any sales under the Equity Distribution Agreement.
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
•addressing any potential interruptions or delays resulting from factors related to the effects of the COVID-19 pandemic;
•addressing or responding to any potential disputes or litigation; and
•the extent to which we acquire or invest in businesses, products and technology platforms.

Until such time as we complete nonclinical and clinical development and receive regulatory approval of our product candidates and can generate significant revenue from product sales, if ever, we expect to finance our operations from the sale of additional equity or debt financings, or other capital which come in the form of strategic collaborations, licensing, or other arrangements. In the event that additional capital is required, we may not be able to raise it on terms acceptable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, including pursuant to the Equity Distribution Agreement, it may result in dilution to our existing stockholders. Debt financing or preferred equity financing, if available, may result in increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations. If we raise funds through strategic collaboration, licensing, or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing effects of the COVID-19 pandemic, actual or perceived changes in interest rates and economic inflation and otherwise. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Material Cash Requirements
We continually evaluate our liquidity and capital resources to ensure that we can adequately and efficiently finance our operations. As of March 31, 2023, our material cash requirements consisted primarily of paying salaries and benefits, administering clinical trials, conducting research, improving our manufacturing capabilities, providing the technology and facilities necessary to support our operations, funding operating lease obligations and other payments related to our collaborative agreements, including anticipated success payments and license fees. See Note 3, License, Collaboration and Success Payment Agreements, and Note 7, Leases, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(46,212)	$(47,852)
Investing activities	32,154	(26,122)
Financing activities	(69)	2,555
Net decrease in cash, cash equivalents and restricted cash	$(14,127)	$(71,419)
Operating Activities
During the three months ended March 31, 2023, net cash used in operating activities was $46.2 million, reflecting our net loss of $67.0 million, partially offset by $25.1 million of non-cash items primarily related to stock-based compensation of $13.9 million, impairment of other investments of $10.0 million and depreciation and amortization of $5.0 million, partially offset by net amortization and accretion on marketable securities of $1.9 million and the change in fair value of the success payment liabilities of $1.7 million. Additionally, net operating assets and liabilities decreased $4.3 million primarily driven by a $5.9 million decrease in accrued liabilities and other current liabilities partially offset by a $2.1 million increase in accounts payable.
During the three months ended March 31, 2022, net cash used in operating activities was $47.9 million, reflecting our net loss of $68.1 million, partially offset by non-cash items such as stock-based compensation expense of $22.0 million and depreciation and amortization expense of $4.2 million. Additionally, net operating assets and liabilities decreased $2.4 million, which included a $6.4 million decrease of accrued liabilities and other current liabilities due primarily to annual employee bonus payments, offset by a $2.9 million increase in accounts payable and a $2.1 million increase in operating lease liabilities primarily due to tenant improvement allowances received during the three months ended March 31, 2022.
Investing Activities
During the three months ended March 31, 2023, cash provided by investing activities was $32.2 million, consisting of net maturities, sales and purchases of marketable securities of $33.7 million offset by purchases of property and equipment of $1.5 million.

During the three months ended March 31, 2022, cash used in investing activities was $26.1 million, consisting of net purchases of marketable securities of $16.4 million and purchases of property and equipment of $9.7 million.
Financing Activities
During the three months ended March 31, 2023, cash used in financing activities was $0.1 million, consisting of taxes paid related to the net share settlement of equity awards.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10‑K for the year ended December 31, 2022 (Annual Report).
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Our primary risks include interest rate sensitivities.
Interest Rate Risk
We had cash equivalents of $83.9 million as of March 31, 2023, which consisted of money market funds and highly liquid investments purchased with original maturities of three months or less from the purchase date. We also had marketable securities of $558.6 million as of March 31, 2023. The primary objective of our investment activities is to preserve capital to fund our operations, and we currently do not hedge our interest rate risk exposure. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material effect on our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We had no debt outstanding as of March 31, 2023.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Our business involves significant risks, some of which are described below. You should carefully consider the risks described below, as well as the other information contained in this Quarterly Report on Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The risk factors set forth below that are marked with an asterisk (*) contain substantive changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report, which was filed with the SEC on February 28, 2023.
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
•We are early in our research and clinical development efforts of our product candidates. If we are unable to successfully develop and commercialize product candidates or experience significant delays in doing so, our business may be harmed.
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
•Our business could continue to be adversely affected by the effects of health epidemics in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations.
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
Risks Related to Our Financial Condition, Limited Operating History and Need for Additional Capital
We are an early clinical stage biopharmaceutical company and have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing net losses for the foreseeable future.*
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We are an early clinical stage biopharmaceutical company, and we do not have any products approved by regulatory authorities and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. Since our inception, we have not generated any revenue from product sales and have incurred significant net losses. Substantially all of our net losses since inception have resulted from our research and development programs and general and administrative costs associated with our operations. As of March 31, 2023, we had an accumulated deficit of $834.4 million.
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
We operate in a rapidly evolving field and, having commenced operations in June 2018, have a limited operating history, which makes it difficult to evaluate our business and prospects. Our primary activities to date have included developing T‑cell therapies, performing research and development, acquiring technology, entering into strategic collaboration and license agreements, enabling and executing manufacturing activities in support of our product candidate development efforts, organizing and staffing the company, business planning, establishing our intellectual property portfolio, regulatory submissions and other preparations to initiate and execute clinical trials, raising capital and providing general and administrative support for these activities. Any predictions about our future success, performance or viability, may not be as accurate as they could be if we had a longer operating history or approved products on the market.
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

We will require substantial additional capital to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.*
We expect to expend substantial resources for the foreseeable future to advance and expand our research pipeline, conduct nonclinical studies and pursue clinical development and manufacturing of our product candidates. We also expect to continue to expend resources for the development of our technology platforms. These expenditures will include costs associated with research and development, potentially acquiring or licensing new technologies, conducting nonclinical studies and clinical trials and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. We will also need to make significant expenditures to develop a commercial organization capable of sales, marketing and distribution for any products, if any, that we intend to sell ourselves in the markets in which we choose to commercialize. In addition, we may be required to make substantial payments related to our success payment agreements and other contingent consideration payments under our license and collaboration agreements. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the discovery, development and commercialization of our potential product candidates, and other unanticipated costs may arise.
As of March 31, 2023, we had approximately $668.0 million in cash, cash equivalents and marketable securities. As a result of expense timing, as well as diligent expense management, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs into 2026. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital to complete clinical development of any of our current programs.
We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions or conditions in the biotechnology sector of the market, including disruptions to or volatility in the credit and financial markets in the United States and worldwide resulting from the continuing effects of the COVID-19 pandemic, actual or perceived changes in interest rates and economic inflation and the current or anticipated impact of geopolitical instability. If adequate funds are not available to us on a timely basis, including pursuant to the Equity Distribution Agreement, we may be required to delay, limit, reduce or terminate nonclinical studies, clinical trials or other development activities for our product candidates or delay, limit, reduce or terminate our establishment of sales, marketing and distribution capabilities or other activities that may be necessary to commercialize our product candidates.
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
The success payment agreements may cause operating results to fluctuate significantly from quarter to quarter and year to year, which may reduce the usefulness of our consolidated financial statements.*
Our success payment obligations are recorded as liabilities on our Condensed Consolidated Balance Sheets. Under U.S. generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end and changes in the estimated fair value are accreted to research and development expense over the service period of the collaboration agreement. Once the requisite service obligation to earn the potential success payments consideration is met under our continued collaboration agreements, the change in the success payments liabilities fair value is recognized in other income or expense, net. For example, in December 2022, Fred Hutch had provided the requisite service obligation to earn the potential success payments consideration under the continued collaboration; accordingly in

2023 and future periods, the change in the success payments liability fair value is recognized in other income or expense, net.
Factors that may lead to increases or decreases in the estimated fair value of our success payment liabilities include, among others, changes in the value of the common stock, changes in volatility and changes in the risk-free rate. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP consolidated financial statements. See Note 3, License, Collaboration and Success Payment Agreements, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Risks Related to Our Business and Industry
We are early in our research and clinical development efforts. If we are unable to successfully develop and commercialize product candidates or experience significant delays in doing so, our business may be harmed.
We are early in our research and clinical development efforts of our product candidates. Besides LYL797 and LYL845, which are in Phase 1 clinical development, our other proprietary product candidates are currently in preclinical development. We have not yet demonstrated our ability to successfully complete any clinical trials (including any Phase 3 or other pivotal clinical trials), obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. We have invested substantial resources in developing our technology platforms and our product candidates, conducting nonclinical studies, commencing clinical trials and building our manufacturing facilities and capabilities, each of which will be required prior to any regulatory approval and commercialization. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful research and development and eventual commercialization of one or more product candidates. The success of our efforts to identify and develop product candidates will depend on many factors, including the following:
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, manufacturing, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors and our inability to find suitable replacements could result in delays in product development and harm our business. We conduct substantially all of our operations at our facilities in the San Francisco, Seattle and Bothell metropolitan areas. These regions are headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in these markets is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We have in the past and could again in the future experience resignations of executives and employees given the intensity of the competition for talent in the biotechnology industry, particularly in the San Francisco and Seattle metropolitan areas.
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
We have been and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by us or third parties in connection with commercial disputes or employment claims made by our current or former employees. Litigation or adversarial proceedings might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, reputation, overall financial condition and operating results. For example, in February 2021, we filed a demand for arbitration seeking, among other things, rescission of each of the joint-development agreement and stock purchase agreement with PACT Pharma, Inc. (PACT) and recovery of the consideration paid thereunder and in October 2022, we entered into a settlement agreement with PACT to resolve the outstanding legal dispute. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. Any claim brought by us or against us that is uninsured or underinsured could result in unanticipated costs, thereby harming our business.
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
Our business could continue to be adversely affected by the effects of health epidemics in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations.*
Our business could continue to be adversely affected by health epidemics, including the continuing effects of the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations. For example, health epidemics, including the COVID-19 pandemic, have in the past and could again in the future result in quarantines, stay-at-home orders, remote work policies or other similar events that may disrupt businesses, delay our research and development programs and timelines, negatively impact productivity and increase risks associated with cybersecurity, the future magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations. These types of events presented substantial public health and economic challenges around the world and affected employees, patients, communities and business operations, as well as the United States and international economy and financial markets. In this regard, the COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as significant reductions in business-related activities have occurred, supply chains have been disrupted, availability and cost of materials have been affected and manufacturing and clinical development activities have been impacted.
The continuing effects of the COVID-19 pandemic may also continue to negatively impact healthcare and hospital resources, including both front-line and administrative staff, which may delay enrollment in our current and planned clinical trials. Some patients may not be able to comply with clinical trial protocols due to potential quarantines, lack of healthcare support or potential interruptions of healthcare services, and we may be unable to obtain blood samples for testing. Our ability to recruit and retain patients, principal investigators and site staff (who as healthcare providers may have heightened exposure) may be hindered, which would adversely affect our trial operations. Disruptions or restrictions on our ability to travel to monitor data from our trials, or to conduct trials, or the ability of patients enrolled in our trials or staff at trial sites to travel, as well as temporary closures of our trial partners, CROs and contract manufacturing organizations’ facilities, would negatively impact our trial activities.
The effects of the COVID-19 pandemic continue to evolve and, as a result, the ultimate impact of the COVID-19 pandemic or other similar health epidemic or pandemic on our business, operations and development timelines and plans remains uncertain and will depend on future developments that cannot be predicted at this time. Such developments include virus transmission rates, the ultimate duration of the pandemic and the resulting impact on our clinical trial plans, CROs, contract manufacturing organizations and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel, and the effectiveness of actions taken globally to contain and treat the disease, including the rate at which vaccinations or boosters are made available, the percentage of the population that becomes vaccinated or boosted and the effectiveness of the vaccines or boosters. The foregoing and other continued disruptions to our business, as a result of the evolving effects of the COVID-19 pandemic, could materially and adversely affect our business, results of operations, financial condition and cash flows. Furthermore, the effects of the COVID-19 pandemic could heighten the risks in certain of the other risk factors described herein.
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of the COVID-19 pandemic and actual or perceived changes in interest rates and economic inflation), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability and swings in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of supply chain disruptions, labor shortages, fluctuations in currency exchange rates, changes in interest rates, military conflict, acts of terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to geopolitical conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions, including disruption to enrollment within our ongoing trials and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.*
Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. While the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program, there is no guarantee that such programs will be sufficient. Additionally, it is uncertain whether the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
While we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations as a result of the matters relating to SVB, Signature Bank and Silvergate Capital Corp, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners or industry as a whole may be adversely impacted in ways that we cannot predict at this time.
Although we assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships and, in turn, us. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

Risks Related to Manufacturing
We intend to manufacture most of each product candidate ourselves. Delays in further qualifying or in receiving regulatory approvals for our manufacturing facility and product candidates could delay our development plans and thereby limit our ability to generate product revenues.
We have built our own manufacturing facility in Bothell, Washington. The facility is designed to support the production of nonclinical and clinical development product candidates and early commercialization of products, and ongoing facility and equipment qualification to support clinical production is required. If we are not able to further qualify the facility or the appropriate regulatory approvals for the facility are delayed, we may be unable to manufacture sufficient quantities of our product candidates, if at all, which would limit our development activities and our opportunities for growth.
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
We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products. Also, our third-party manufacturers could breach or terminate their agreement with us because of their own financial difficulties or business priorities at a time that is costly or otherwise inconvenient for us. If we were unable to find adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed.
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
We intend to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct GCP-compliant clinical trials on our product candidates properly and on time. For example, we are relying on CROs to conduct significant parts of our LYL797 and LYL845 Phase 1 clinical trials. Negotiating budgets and contracts with CROs and study sites may result in delays to our development timelines and increased costs. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs and other third parties conducting our trials may also be interrupted or subject to delay as a result of the continuing effects of the COVID-19 pandemic, including due to staff shortages at the CRO, clinical site or other vendor or reallocation of resources due to the pandemic.
In addition, any third parties conducting our clinical trials or nonclinical studies will not be our employees, and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials or nonclinical studies may be extended, delayed or terminated, and we may not be able to obtain regulatory approval or successfully commercialize our product candidates. Consequently, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenue could be delayed significantly.
We rely on these parties for execution of our nonclinical studies and clinical trials, and generally do not control their activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP conditions. Our failure to comply with these regulations may require us to add patients to or repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
If any of our relationships with the third parties that we currently use or that we may use in the future terminates, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. As a result, delays occur, which can materially impact our ability to meet desired research and clinical development timelines.
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
In particular, failure by any collaborator to meet its obligations under our collaboration agreements or to apply sufficient efforts at developing and commercializing collaboration products may adversely affect our business, financial condition and our results of operations. For example, we were previously party to a research and development collaboration with GSK for our NY-ESO-1 program and other potential product opportunities and, effective December 2022, GSK terminated the agreement and discontinued its development of product candidates targeting NY-ESO-1, including the second‑generation product candidates that incorporated our genetic and epigenetic reprogramming technologies (LYL132 and LYL331). No patients had been treated with either product candidate and, given the early stage of these second‑generation programs, the termination was not based on any clinical efficacy or safety data from these programs. We have also discontinued any further work on these programs.
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
Successful and timely completion of clinical trials require that we enroll and retain a sufficient number of patient candidates. Any clinical trials we conduct may be subject to delays for a variety of reasons, including as a result of patient enrollment taking longer than anticipated, manufacturing failures resulting in patients being unable to be treated, patient withdrawal or adverse events. These types of developments could cause us to delay the trial or halt further development. For example, we announced in 2022 that enrollment for the Phase 1 trial of LYL797 had been slower than anticipated due to delays in clinical site activations.
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
•the continuing effects of the COVID-19 pandemic on the availability of such patients;
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
Risks Related to Regulation and Legal Compliance
We are in the first phase of clinical development of our product candidates, and our future success is dependent on the successful development and regulatory approval of our product candidates.
We currently have no products approved for commercial sale, and we are in the first phase of clinical development of our product candidates. Besides LYL797 and LYL845, which are in Phase 1 clinical development, our other proprietary product candidates are currently in preclinical development. The future success of our business is substantially dependent on our ability to obtain regulatory approval for our product candidates for the indications we seek, and, if approved, to successfully commercialize one or more product candidates in a timely manner. Each of our programs and product candidates will require clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.
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
In addition to oversight by the FDA and by institutional review boards (IRBs) under guidelines promulgated by the National Institutes of Health (NIH), gene therapy clinical trials, such as those for LYL797 which evaluates T cells expressing a synthetic CAR and overexpressing c-Jun, are also subject to review and oversight by an institutional biosafety committee (IBC), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether trials of cell therapies that involve genetic engineering may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.
Actual or perceived safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved by applicable regulatory authorities, of physicians to subscribe to the novel treatment mechanics. The FDA or other applicable regulatory authorities may ask for specific post-marketing requirements, and additional information informing benefits or risks of our products may emerge at any time prior to or after regulatory approval.
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
We are in the first phase of clinical development of our product candidates. Besides LYL797 and LYL845, which are in Phase 1 clinical development, our other proprietary product candidates are currently in preclinical development. The risk of failure of our product candidates is high. The clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
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
To date, we have not fully enrolled or completed any clinical trials required for the approval of our product candidates. We may experience delays in initiating, enrolling or conducting our current and planned clinical trials, and we do not know whether clinical trials will begin or enroll subjects on time, will need to be redesigned, will achieve expected enrollment rates or will be completed on schedule, if at all. Obtaining sufficient and specific tumor tissues is needed for our Phase 1 clinical trials of LYL797 and LYL845 in multiple solid tumor indications. Our inability to obtain the specific tumor tissues or sufficient amount of tumor tissues in a timely manner or at all could delay or preclude our ability to initiate and execute the clinical trials. There can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical trials of any of our product candidates on clinical hold in the future. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including in connection with:
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
Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial or the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
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
From time to time, we may publicly disclose interim, topline or preliminary data from our nonclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Further, modifications or improvements to our manufacturing processes for a therapy may result in changes to the characteristics or behavior of the product candidate that could cause our product candidates to perform differently and affect the results of our ongoing clinical trials. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.
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
We could also encounter delays if physicians experience unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
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
If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, testing, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product if approved.
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
•impose civil or criminal penalties;
•suspend, limit or withdraw regulatory approval;
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
Ensuring that our operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock options for consulting services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, disgorgement, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and/or oversight if a corporate integrity agreement or similar agreement is executed to resolve allegations of non-compliance with these laws and the curtailment or restructuring of operations. In addition, violations may also result in reputational harm, diminished profits and lower future earnings. For additional detail on healthcare laws that may affect our business, see “Other Healthcare Laws” in the business section of our Annual Report.
Changes in healthcare policies, laws and regulations may impact our ability to obtain approval for, or commercialize our product candidates, if approved.*
In the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality and expand access to care. In the United States, there have been and continue to be a number of healthcare-related legislative initiatives, as well as executive, judicial and Congressional challenges to existing healthcare laws that have significantly affected, and could continue to significantly affect, the healthcare industry. For example, there have been efforts to repeal, substantially modify or invalidate some or all of the provisions of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), some of which have been successful. While the U.S. Supreme Court dismissed in June 2021 a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress, allowing the ACA to remain in effect in its current form, such efforts may continue.
In addition, there continues to be heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, President Biden issued an executive order in July 2021 supporting legislation to enact drug pricing reforms and, in response, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices in September 2021 with specific legislative and administrative policies that Congress could enact to help improve affordability of, and access to, prescription drugs. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things: (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Additionally, the IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center, which will be evaluated on their ability to lower the cost of drugs, promote accessibility and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. For additional detail on healthcare reform that may affect our business, see “Healthcare Reform” in the business section of our Annual Report.
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
Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. In February 2022, the FDA resumed on-site inspections of domestic manufacturing facilities, subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, in April 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized or deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic or other health epidemics. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
We may in the future be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
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
Furthermore, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, these provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Any person purchasing or otherwise acquiring or holding any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds more favorable for disputes with us or with our directors, officers, other employees or agents or our other stockholders, which may discourage such lawsuits against us and such other persons, or may result in additional expense to a stockholder seeking to bring a claim against us. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, results of operations and financial condition.
If we fail to maintain proper and effective internal controls over financial reporting or identify additional material weaknesses in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may significantly harm our business and the value of our common stock.*
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act (Section 404) requires that we evaluate and determine the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Our independent registered public accounting firm is also required to attest to the effectiveness of our internal control over financial reporting. These assessments need to include the disclosure of any material weaknesses in such internal control. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. We and our independent auditors have previously identified a material weakness in our internal control over financial reporting, and we cannot assure you that we will not identify other material weaknesses in the future.
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
General Risk Factors
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
•the ongoing effects of the COVID-19 pandemic on our business and on global economic conditions;
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
•general economic, industry and market conditions beyond our control, such as inflationary pressures, labor shortages and supply chain disruptions, bank failures and other macroeconomic factors and associated economic downturn; and
•the other factors described in this “Risk Factors” section.
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
Sales of a substantial number of shares of our common stock by our existing stockholders could cause the price of our common stock to decline.*
At any time, sales of a substantial number of shares of our common stock in the public market could occur, or there could be a perception in the market that the holders of a large number of shares of common stock intend to sell shares, and any such event could reduce the market price of our common stock. As of March 31, 2023, we have 249,609,247 shares of common stock outstanding. Substantially all of the shares of our common stock outstanding and shares issued upon the exercise of stock options outstanding under our equity incentive plans, subject to applicable securities law restrictions and excluding shares of restricted stock, may be able to be sold in the public market.

Moreover, certain holders of shares of our common stock have rights, subject to conditions, to require us to file registration statements with the SEC covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
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
We are no longer an “emerging growth company”, and the reduced reporting requirements applicable to “emerging growth companies” no longer apply, which increases our costs as a result of being a public company and demands on management.
Effective December 31, 2022, we are no longer classified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). As such, we will incur significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act and rules implemented by the SEC. For instance, the cost of compliance with Section 404 has required, and will continue to require, us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements, which could divert management attention and adversely affect our business, operating results and financial condition. Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
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
In addition, as a “large accelerated filer,” we are required to hold a say-on-pay vote and a say-on-frequency vote at our 2023 annual meeting of stockholders. As a result, we required additional attention from management with respect to our disclosures and have incurred and will incur increased costs, including higher legal fees, accounting fees, consultant fees and fees associated with investor relations activities, among others, and, as a result, our business, operating results and financial condition could be adversely affected.
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
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (the Tax Act), the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) and the recently enacted IRA made many significant changes to the U.S. tax laws. For example, the Tax Act made broad and complex changes to the U.S. tax code, including, among other things, reducing the federal corporate tax rate. Additionally, beginning in 2022, the Tax Act required the capitalization of research and experimentation expenses with amortization periods over five and fifteen years pursuant to Section 174 of the U.S. Internal Revenue Code of 1986, as amended (the Code). If the requirement to capitalize Section 174 expenditures is not modified, it may impact our effective tax rate and our cash tax liability in future years. We expect further guidance regarding Section 174 may be forthcoming from the Financial Accounting Standards Board and the SEC, as well as regulations, interpretations and rulings from federal and state agencies, which could impact our consolidated financial statements. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to any such tax legislation may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition or results of operations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under the Tax Act, as modified by the CARES Act, our net operating losses (NOLs) generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. There is variation in how states have responded and may continue to respond to the Tax Act and CARES Act. In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past, including as a result of our IPO, and may experience future ownership changes as a result of subsequent shifts in our stock ownership (some of which may be outside our control). As a result, our ability to use our pre-change NOLs and tax credits to offset post-change taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and tax credits.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from our Initial Public Offering of Common Stock
In June 2021, we completed our IPO, pursuant to which we issued and sold 25,000,000 shares of our common stock at a price to the public of $17.00 per share. The shares were registered pursuant to a registration statement on Form S-1 (File No. 333-256470) that was declared effective on June 16, 2021. As a result of our IPO, we raised a total of approximately $391.8 million in net proceeds after deducting underwriting discounts and commissions of $29.8 million and offering expenses of $3.4 million. Goldman Sachs & Co. LLC, BofA Securities, J.P. Morgan and Morgan Stanley acted as joint book-running managers for the IPO. Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. No payments were made from our net proceeds directly or indirectly to our officers or directors, to persons owning 10% or more of any class of our equity securities or to any of our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for services on our board. We are holding a significant portion of the balance of the net proceeds from the offering in money market funds and short-term investments.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-8	333-257249	4.1	06/21/2021
3.2	Amended and Restated Bylaws.	S-8	333-257249	4.2	06/21/2021
4.1	Form of Common Stock Certificate.	S-1/A	333-256470	4.1	06/09/2021
4.2	Amended and Restated Investors' Rights Agreement, by and among the Registrant and certain of its stockholders, dated March 5, 2020.	S-1	333-256470	4.2	05/25/2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
32.1*«	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
__________________________________
*Filed herewith.
«    The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lyell Immunopharma, Inc.

Date: May 4, 2023	By:	/s/ CHARLES NEWTON
Charles Newton
Chief Financial Officer (Principal Financial and Accounting Officer)