Form 10-Q
period 2023-06-30
Lyell Immunopharma, Inc.
filed 2023-08-08
CIK 1806952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2023, the registrant had 251,026,997 shares of common stock, $0.0001 par value per share, outstanding.

Lyell Immunopharma, Inc.
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned nonclinical studies and clinical trials, results of nonclinical studies and clinical trials, research and development costs, planned regulatory submissions, regulatory approvals and the timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
•the timing and costs involved in obtaining and maintaining regulatory approvals of LYL797, LYL845, LYL119 or any other product candidates we may develop, and the timing or likelihood of regulatory filings and approvals, including any expectations regarding seeking special designations for our product candidates for various diseases;
•our plans relating to the commercialization of LYL797, LYL845, LYL119 or any other product candidates we may develop, if approved, including the geographic areas of focus and our ability to grow a sales force;
•the size of the market opportunities for LYL797, LYL845, LYL119 or any other product candidates we may develop in each of the diseases we may target;
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
•the ability of our clinical trials to demonstrate the safety and efficacy of LYL797, LYL845, LYL119 or any other product candidates we may develop, and other clinical trial results;
•the success of competing therapies that are, or may become, available;
•developments relating to our competitors and our industry, including any existing or future competing product candidates or therapies;
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
•the rate and degree of market acceptance, as well as the pricing and reimbursement, of LYL797, LYL845, LYL119 or any other product candidates we may develop, if approved;

•our continued reliance on third parties to assist us in conducting additional clinical trials of LYL797, LYL845, LYL119 or any other product candidates we may develop, and our potential reliance on third parties for the manufacture of our current or future product candidates;
•the scope of protection we are able to establish and maintain for intellectual property rights, including covering our product candidates and technology platforms;
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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$224,372	$123,554
Marketable securities	371,376	516,598
Prepaid expenses and other current assets	10,662	11,143
Total current assets	606,410	651,295
Restricted cash	282	280
Marketable securities, non-current	36,952	70,117
Other investments	32,001	44,924
Property and equipment, net	113,677	123,023
Operating lease right-of-use assets	41,512	43,242
Other non-current assets	4,520	4,680
Total assets	$835,354	$937,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,805	$3,917
Accrued liabilities and other current liabilities	24,832	28,755
Success payment liabilities	3,753	4,356
Total current liabilities	34,390	37,028
Operating lease liabilities, non-current	60,221	63,168
Other non-current liabilities	3,888	4,113
Total liabilities	98,499	104,309
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000 shares authorized at June 30, 2023 and December 31, 2022; 251,027 and 249,567 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	25	25
Additional paid-in capital	1,637,538	1,608,306
Accumulated other comprehensive loss	(2,379)	(7,599)
Accumulated deficit	(898,329)	(767,480)
Total stockholders’ equity	736,855	833,252
Total liabilities and stockholders’ equity	$835,354	$937,561
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue(1)	$27	$35,741	$92	$36,294
Operating expenses:
Research and development	47,471	43,719	92,101	79,549
General and administrative	19,030	30,454	38,309	64,875
Other operating income, net	(569)	(1,171)	(1,857)	(2,293)
Total operating expenses	65,932	73,002	128,553	142,131
Loss from operations	(65,905)	(37,261)	(128,461)	(105,837)
Interest income, net	5,264	952	9,761	1,349
Other (expense) income, net	(326)	(14)	774	21
Impairment of other investments	(2,923)	—	(12,923)	—
Total other income (loss), net	2,015	938	(2,388)	1,370
Net loss	(63,890)	(36,323)	(130,849)	(104,467)
Comprehensive loss:
Net unrealized gain (loss) on marketable securities	1,500	(1,751)	5,220	(6,728)
Comprehensive loss	$(62,390)	$(38,074)	$(125,629)	$(111,195)

Net loss per common share, basic and diluted	$(0.26)	$(0.15)	$(0.52)	$(0.43)
Weighted-average shares used to compute net loss per common share, basic and diluted	250,204	246,312	249,899	245,251
(1)    None of the revenue for the three and six months ended June 30, 2023 was from a related-party. Substantially all of the revenue for the three and six months ended June 30, 2022 was from a related-party.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2023	249,609	$25	$1,622,119	$(3,879)	$(834,439)	$783,826
Issuance of common stock upon exercise of stock options	833	—	83	—	—	83
Issuance of common stock under employee stock purchase plan	543	—	1,163	—	—	1,163
Issuance of common stock in connection with restricted stock units, net of tax	42	—	(50)	—	—	(50)
Stock-based compensation	—	—	14,223	—	—	14,223
Other comprehensive income	—	—	—	1,500	—	1,500
Net loss	—	—	—	—	(63,890)	(63,890)
Balance as of June 30, 2023	251,027	$25	$1,637,538	$(2,379)	$(898,329)	$736,855

	Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	249,567	$25	$1,608,306	$(7,599)	$(767,480)	$833,252
Issuance of common stock upon exercise of stock options	833	—	83	—	—	83
Issuance of common stock under employee stock purchase plan	543	—	1,163	—	—	1,163
Issuance of common stock in connection with restricted stock units, net of tax	84	—	(119)	—	—	(119)
Stock-based compensation	—	—	28,105	—	—	28,105
Other comprehensive income	—	—	—	5,220	—	5,220
Net loss	—	—	—	—	(130,849)	(130,849)
Balance as of June 30, 2023	251,027	$25	$1,637,538	$(2,379)	$(898,329)	$736,855

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2022	245,423	$25	$1,540,330	$(6,600)	$(652,506)	$881,249
Issuance of common stock upon exercise of stock options	428	—	1,570	—	—	1,570
Issuance of common stock under employee stock purchase plan	284	—	887	—	—	887
Stock-based compensation	975	—	22,410	—	—	22,410
Other comprehensive loss	—	—	—	(1,751)	—	(1,751)
Net loss	—	—	—	—	(36,323)	(36,323)
Balance as of June 30, 2022	247,110	$25	$1,565,197	$(8,351)	$(688,829)	$868,042

	Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	242,738	$24	$1,515,748	$(1,623)	$(584,362)	$929,787
Issuance of common stock upon exercise of stock options	2,138	1	4,124	—	—	4,125
Issuance of common stock under employee stock purchase plan	284	—	887	—	—	887
Stock-based compensation	1,950	—	44,438	—	—	44,438
Other comprehensive loss	—	—	—	(6,728)	—	(6,728)
Net loss	—	—	—	—	(104,467)	(104,467)
Balance as of June 30, 2022	247,110	$25	$1,565,197	$(8,351)	$(688,829)	$868,042

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(130,849)	$(104,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	28,105	44,438
Impairment of other investments	12,923	—
Depreciation and amortization expense	10,089	8,358
Net amortization and accretion on marketable securities	(3,925)	706
Non-cash lease income	(816)	(655)
Change in fair value of success payment liabilities	(603)	(264)
Loss on property and equipment disposals	430	84
Change in fair value of equity warrant	—	(14)
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	641	9
Accounts payable	2,449	1,170
Accrued liabilities and other current liabilities	(3,592)	(7,159)
Deferred revenue	—	(36,300)
Operating lease liabilities, non-current	—	2,135
Other non-current liabilities	(225)	(226)
Net cash used in operating activities	(85,373)	(92,185)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,466)	(16,903)
Purchases of marketable securities	(141,815)	(185,855)
Sales and maturities of marketable securities	329,347	201,655
Net cash provided by (used in) investing activities	185,066	(1,103)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	83	4,125
Proceeds from employee stock purchase plan	1,163	887
Taxes paid related to net share settlement of equity awards	(119)	—
Net cash provided by financing activities	1,127	5,012
Net increase (decrease) in cash, cash equivalents and restricted cash	100,820	(88,276)
Cash, cash equivalents and restricted cash at beginning of period	123,834	294,294
Cash, cash equivalents and restricted cash at end of period	$224,654	$206,018
Represented by:
Cash and cash equivalents	$224,372	$205,739
Restricted cash	282	279
Total	$224,654	$206,018
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for amounts included in the measurement of lease liabilities	$5,215	$5,399
Cash received for amounts related to tenant improvement allowances	$—	$2,042
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$33	$3,553

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
Lyell Immunopharma, Inc. (the “Company”) was incorporated in Delaware in June 2018. The Company is a clinical-stage cell therapy company advancing a pipeline of product candidates for patients with solid tumors utilizing its proprietary ex vivo genetic and epigenetic T‑cell reprogramming technologies. The Company’s primary activities since incorporation have been to develop T‑cell therapies, perform research and development, acquire technology, enter into strategic collaboration and license arrangements, enable and execute manufacturing activities in support of its product candidate development efforts, organize and staff the Company, conduct business planning, establish its intellectual property portfolio, submit regulatory submissions and other preparations to initiate and execute clinical trials, raise capital and provide general and administrative support for these activities.
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
Liquidity and Management’s Plan
The Company discovers and develops product candidates that involve experimental technologies. The product candidates may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources or from the issuance of equity or debt securities. The Company believes that its available cash, cash equivalents and marketable securities as of June 30, 2023 will be adequate to fund its operations at least through the next 12 months from the date these unaudited Condensed Consolidated Financial Statements are issued.
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

Concentrations of Credit Risk and Off-balance Sheet Risk
The Company maintains its cash, cash equivalents and restricted cash with high quality, accredited financial institutions. Restricted cash is cash held in bank accounts and is used as collateral associated with the Company’s corporate credit card program. Cash, cash equivalents and restricted cash amounts, at times, may exceed federally insured limits. The Company also makes short-term investments in money market funds, U.S. Treasury securities, U.S. government agency securities and corporate debt securities, which can be subject to certain credit risk. However, the Company mitigates the risks by investing in high‑grade instruments, limiting exposure to any one issuer or type of investment and monitoring the ongoing creditworthiness of the financial institutions and issuers. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to significant risk on these funds. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.
Significant Accounting Policies
There have been no material changes to the significant accounting policies from the Annual Report on Form 10-K for the year ended December 31, 2022.
Recently Adopted Accounting Pronouncements
None.
3. License, Collaboration and Success Payment Agreements
Fred Hutch
License Agreement - In 2018, the Company entered into a license agreement with Fred Hutchinson Cancer Center (“Fred Hutch”) that grants the Company a worldwide, sublicensable license under certain patent rights (exclusive) and certain technology (non-exclusive) to research, develop and commercialize products and processes for all fields of use utilizing chimeric antigen receptors (“CARs”) and/or T-cell receptors (“TCRs”), subject to certain exceptions.
The Company is required to pay Fred Hutch annual license maintenance payments of $50,000 on the second anniversary of the effective date, and each anniversary of the effective date thereafter until the first commercial sale of a licensed product.
Collaboration - In 2018, the Company entered into a research and collaboration agreement with Fred Hutch (“Fred Hutch Collaboration Agreement”) focused on research and development of cancer immunotherapy products. The Company funded aggregate research performed by Fred Hutch of $12.0 million under the Fred Hutch Collaboration Agreement, with the research conducted in accordance with a research plan and budget approved by the parties. The Fred Hutch Collaboration Agreement has a six-year term. The Company incurred $0.1 million and $0.5 million in expense in connection with the Fred Hutch Collaboration Agreement for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively.
Success Payments - In 2018, the Company granted Fred Hutch rights to certain success payments, pursuant to the terms of the Fred Hutch Collaboration Agreement. The potential payments for the Fred Hutch success payments are based on multiples of increased value ranging from 10x to 50x based on a comparison of the per share fair market value of the Company’s common stock relative to the original $1.83 per share issuance price of the Company’s Series A convertible preferred stock, which converted into an equal number of shares of the Company’s common stock in connection with the Company’s initial public offering (“IPO”). The aggregate success payments to Fred Hutch are not to exceed $200.0 million, which would only occur upon a 50x increase in value. Each threshold is associated with a success payment, ascending from $10.0 million at $18.29 per share to $200.0 million at $91.44 per share, payable if such threshold is reached during the measurement period. Any previous success payments made are credited against the success payment owed as of any valuation date, such that Fred Hutch does not receive multiple success payments in connection with the same threshold. The term of the success payment agreement ends on the earlier to occur of (i) the nine-year anniversary of the date of the agreement and (ii) a change in control transaction.
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

The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of June 30, 2023, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The success payment liability was estimated at fair value at inception and at each subsequent reporting period and the associated expense was accreted over the service period of the success payment obligations as research and development expense through 2022. As of December 31, 2022, the Company’s associated success payment liability was fully accreted to fair value as Fred Hutch had provided the requisite service obligation to earn the potential success payment consideration under the continued collaboration. For the three and six months ended June 30, 2023 and future periods, the change in the Fred Hutch success payment liability fair value is recognized in other (expense) income, net, as the requisite service obligation had been met. The success payment liability was $1.9 million and $2.5 million as of June 30, 2023 and December 31, 2022, respectively. With respect to the Fred Hutch Collaboration Agreement success payment obligations, the Company recognized expense of $0.5 million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively, and gains of $0.6 million for both the six months ended June 30, 2023 and 2022.
Stanford
License Agreement - In 2019, the Company entered into a license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford”) to license specified patent rights. The Company is required to pay Stanford annual license maintenance payments of $50,000 on the second anniversary of the effective date, and each anniversary of the effective date thereafter until the date of the first commercial sale of a licensed product.
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
Collaboration Agreement - In October 2020, the Company entered into a research and collaboration agreement with Stanford (“Stanford Collaboration Agreement”), focused on research and development of cellular immunotherapy products. The Stanford Collaboration Agreement has a four-year term. The Company is committed to fund aggregate research performed by Stanford of $12.0 million under the Stanford Collaboration Agreement, and the research will be conducted in accordance with a research plan and budget approved by the parties. The Company incurred $0.7 million and $0.8 million in expense in connection with the Stanford Collaboration Agreement for the three months ended June 30, 2023 and 2022, respectively, and $1.5 million for both the six months ended June 30, 2023 and 2022.
Success Payments - In October 2020, the Company granted Stanford rights to certain success payments, pursuant to the terms of the Stanford Collaboration Agreement. The potential payments for the Stanford Collaboration Agreement success payments are based on multiples of increased value ranging from 10x to 50x based on a comparison of the per share fair market value of the Company’s common stock relative to the original $1.83 issuance price of the Company’s Series A convertible preferred stock, which converted into an equal number of shares of the Company’s common stock in connection with the Company’s IPO. The aggregate success payments to Stanford are not to exceed $200.0 million, which would only occur upon a 50x increase in value. Each threshold is associated with a success payment, ascending from $10.0 million at $18.29 per share to $200.0 million at $91.44 per share, payable if such threshold is reached during the measurement period. Any previous success payments made are credited against the success payment owed as of any valuation date, so that Stanford does not receive multiple success payments in connection with the same threshold. The term of each success payment agreement ends on the earlier to occur of (i) the nine-year anniversary of the date of the agreement and (ii) a change in control transaction.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of June 30, 2023, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The estimated fair values of the success payments to Stanford as of June 30, 2023 and December 31, 2022 were $2.7 million and $3.3 million, respectively. The success payment liability is estimated at the fair value at inception and at each subsequent reporting period and the expense is accreted over the service period of the Stanford Collaboration Agreement as research and development expense. The success payment liability was $1.9 million as of both June 30, 2023 and December 31, 2022. With respect to the Stanford Collaboration Agreement success payment obligations, the Company recognized expense of $0.6 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively, and expense of approximately zero and $0.4 million for the six months ended June 30, 2023 and 2022, respectively.
GSK
In 2019, the Company entered into the GSK Agreement with GSK for potential T‑cell therapies that apply the Company’s platform technologies and cell therapy innovations with TCRs or CARs under distinct collaboration programs. The GSK Agreement defined two initial collaboration targets, LYL331 and LYL132, and allowed GSK to nominate seven additional targets through July 2024, though no additional targets were nominated over the life of the GSK Agreement. The Company was expected to perform research and development services for each selected target up until a defined point (the “GSK Option Point”), at which time GSK would decide whether or not to exercise an option to obtain a license from the Company (“License Option”) and take over the future development and commercialization. In April 2021, GSK exercised the License Option on LYL331 (NY-ESO-1 TCR with c-Jun) and assumed sole responsibility for future development and commercialization of the program at its own cost and expense. The investigational new drug (“IND”) application for LYL132 was cleared in January 2022, though no patients were treated, and the IND for LYL331 was not submitted to the U.S. Food and Drug Administration. GSK terminated the GSK Agreement effective December 24, 2022, and Lyell has also discontinued any further work on these programs. There are no future performance obligations associated with the GSK Agreement.
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
The Company recognized revenue related to the research and development services related to the two initial targets of zero and $35.7 million for the three months ended June 30, 2023 and 2022, respectively, and zero and $36.3 million for the six months ended June 30, 2023 and 2022, respectively. The Company had no deferred revenue related to the GSK Agreement as of both June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, there were no contract assets or contract liabilities related to the license contract.
PACT
In June 2020, the Company entered into a commitment agreement (“PACT Commitment Agreement”) with PACT Pharma, Inc. (“PACT”) to jointly develop and test a next generation personalized anti-cancer T-cell therapy against solid tumors. The Company paid PACT an upfront non-refundable payment of $50.0 million upon execution of the PACT Commitment Agreement. In November 2020, the parties agreed to suspend research and development activity under the PACT Commitment Agreement, and neither party would be required to conduct any further work under the development plan (including manufacturing development) nor incur any financial obligations (including milestone payments) that might otherwise arise, for as long as the parties continued to negotiate in good faith to resolve the issues that had arisen between them relating to the PACT Commitment Agreement.

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
On October 1, 2022, the Company entered into a settlement agreement with PACT, pursuant to which the parties agreed to resolve their outstanding legal dispute. In connection with the settlement agreement, the parties also entered into a stock purchase agreement, pursuant to which PACT issued shares of PACT’s Series D convertible preferred stock to the Company in exchange for the Company’s tender of its PACT Series C-1 convertible preferred stock and resolution of the arbitration. The issuance of PACT’s Series D convertible preferred stock, which are non-voting, have limited conversion rights and carry no right to appoint directors, resulted in the Company’s ownership increasing to approximately 80% of PACT’s fully diluted shares outstanding. The settlement agreement also included the termination of the PACT Commitment Agreement. The Company recorded a gain of $2.9 million in October 2022 for the estimated fair value of the PACT Series D convertible preferred stock received as part of the settlement agreement. The PACT Series D convertible preferred stock was recorded at its estimated fair value as of the settlement date and was included in other investments in the Company’s Condensed Consolidated Balance Sheets. In connection with the preparation of the financial statements for the three and six months ended June 30, 2023, the Company performed a qualitative assessment of potential indicators of impairment, resulting in the impairment of the $2.9 million PACT Series D convertible preferred stock investment. See Note 5, Other Investments, for additional details regarding the PACT investment impairment.
4. Cash Equivalents and Marketable Securities
The fair value and amortized cost of cash equivalents and marketable securities by major security type are as follows (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$116,970	$—	$—	$116,970
U.S. Treasury securities	292,610	31	(1,352)	291,289
U.S. government agency securities	95,331	—	(820)	94,511
Corporate debt securities	106,706	—	(238)	106,468
Total cash equivalents and marketable securities	$611,617	$31	$(2,410)	$609,238

Classified as:	Fair Value
Cash equivalents	$200,910
Marketable securities	371,376
Marketable securities, non-current	36,952
Total cash equivalents and marketable securities	$609,238

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$67,970	$—	$—	$67,970
U.S. Treasury securities	277,056	—	(5,257)	271,799
U.S. government agency securities	135,460	1	(1,416)	134,045
Corporate debt securities	221,608	3	(930)	220,681
Total cash equivalents and marketable securities	$702,094	$4	$(7,603)	$694,495

Classified as:	Fair Value
Cash equivalents	$107,780
Marketable securities	516,598
Marketable securities, non-current	70,117
Total cash equivalents and marketable securities	$694,495
The fair values of securities held by the Company in an unrealized loss position for less than 12 months were $261.7 million and $287.8 million as of June 30, 2023 and December 31, 2022, respectively. The fair values of securities held by the Company in an unrealized loss position for greater than 12 months were $101.2 million and $278.7 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, all of the Company’s marketable securities had a maturity date of two years or less, were available for use and were classified as available‑for‑sale. The Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before recovery of their amortized cost basis. The Company determined that there was no material change in the credit risk of the above investments as of both June 30, 2023 and December 31, 2022. As such, an allowance for credit losses has not been recognized. Gross realized gains and losses were de minimis for the three and six months ended June 30, 2023 and 2022 and as a result, amounts reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022 were also de minimis. See Note 6, Fair Value Measurements, for additional information regarding cash equivalents and marketable securities.
5. Other Investments
From time to time, the Company makes minority ownership strategic investments. As of June 30, 2023 and December 31, 2022, the aggregate carrying amounts of the Company’s strategic investments in non-publicly traded companies were $32.0 million and $44.9 million, respectively. These investments are measured at initial cost, minus impairment, if any, and plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Cumulative impairments of strategic investments in equity investments without readily determinable fair values still held as of June 30, 2023 and December 31, 2022 were $17.9 million and $5.0 million, respectively.
In October 2022, the Company received non-voting preferred stock pursuant to the settlement agreement with PACT (See Note 3, License, Collaboration and Success Payment Agreements). The Company determined that PACT is a variable interest entity as PACT does not have sufficient equity at risk. The Company evaluated whether it was the primary beneficiary of PACT, including the Company’s ongoing rights and responsibilities, to assess whether the Company has the power to direct the activities of PACT. The Company’s only involvement in PACT is its PACT Series D convertible preferred stock investment, which are non-voting, have limited conversion rights and carry no right to appoint directors. Based on the above noted factors, the Company determined that it is not the primary beneficiary and does not consolidate PACT since it does not have the power to direct the activities that most significantly impact PACT’s economic performance. The Company does not have the ability to exercise significant influence over PACT and accounts for its investment in PACT preferred stock under the measurement alternative. The Company recognized its investment in PACT preferred stock at its estimated fair value of $2.9 million on October 1, 2022, which was included in the Company’s Consolidated Balance Sheets within other investments. The Company’s maximum exposure to loss from PACT is limited to the carrying value of its investment in PACT preferred stock.
In connection with the preparation of the financial statements for the three months ended June 30, 2023, the Company performed a qualitative assessment of potential indicators of impairment and determined that indicators existed for the Company’s PACT Series D convertible preferred stock investment. While there was no single event or factor, the Company considered PACT’s operating cash flow requirements over the next year, liquid asset balances to fund those requirements and PACT’s inability to raise funds as indicators of impairment. Due to these indicators, the Company assessed the valuation of the investment and determined the fair value to be negligible and the impairment to be other‑than‑temporary in nature. As a result, the Company recorded a $2.9 million impairment expense for the investment for the three and six months ended June 30, 2023, which was recorded within impairment of other investments on the Condensed Consolidated Statement of Operations and Comprehensive Loss and as a reduction to the investment balance within other investments on the Condensed Consolidated Balance Sheet.
In connection with the preparation of the financial statements for the three months ended March 31, 2023, the Company performed a qualitative assessment of potential indicators of impairment and determined that indicators existed for one of the Company’s other investments with a carrying amount of $10.0 million. While there was no single event or factor, the Company considered the underlying company’s operating cash flow requirements over the next year, liquid asset balances to fund those requirements and the underlying company’s inability to raise funds as indicators of impairment. Due to these indicators, the Company assessed the valuation of the investment and determined the fair value to be negligible and the impairment to be other-than-temporary in nature. As a result, the Company recorded a $10.0 million impairment expense for the investment for the six months ended June 30, 2023, which was recorded within impairment of other investments on the Condensed Consolidated Statement of Operations and Comprehensive Loss and as a reduction to the investment balance within other investments on the Condensed Consolidated Balance Sheet.
6. Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$116,970	$—	$—	$116,970
U.S. Treasury securities	—	291,289	—	291,289
U.S. government agency securities	—	94,511	—	94,511
Corporate debt securities	—	106,468	—	106,468
Total financial assets	$116,970	$492,268	$—	$609,238
Financial liabilities:
Success payment liabilities	$—	$—	$3,753	$3,753
Total financial liabilities	$—	$—	$3,753	$3,753

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$67,970	$—	$—	$67,970
U.S. Treasury securities	—	271,799	—	271,799
U.S. government agency securities	—	134,045	—	134,045
Corporate debt securities	—	220,681	—	220,681
Total financial assets	$67,970	$626,525	$—	$694,495
Financial liabilities:
Success payment liabilities	$—	$—	$4,356	$4,356
Total financial liabilities	$—	$—	$4,356	$4,356
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
The following assumptions were incorporated into the calculation of the estimated fair value of the Fred Hutch success payment liability:

	June 30, 2023	December 31, 2022
Fair value of common stock	$3.18	$3.47
Risk-free interest rate	3.36% - 5.26%	3.58% - 4.65%
Expected volatility	80.0%	80.0%
Expected term (in years)	0.96 - 4.47	0.46 - 4.97
The following assumptions were incorporated into the calculation of the estimated fair value of the Stanford success payment liability:

	June 30, 2023	December 31, 2022
Fair value of common stock	$3.18	$3.47
Risk-free interest rate	3.36% - 5.26%	3.58% - 4.65%
Expected volatility	80.0%	80.0%
Expected term (in years)	0.96 - 6.25	0.46 - 6.75
The Company utilizes estimates and assumptions in determining the estimated success payment liabilities and associated changes in fair value. A small change in the valuation of the Company’s common stock may have a relatively large change in the estimated fair value of the success payment liability and associated changes in fair value.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 liabilities (in thousands):

Success Payment Liabilities
Balance at December 31, 2022	$4,356
Change in fair value (1)	(603)
Balance at June 30, 2023	$3,753
(1)The changes in the fair value associated with the Fred Hutch success payment liabilities of approximately $(0.6) million are recorded in other (expense) income, net (See Note 3, License, Collaboration and Success Payment Agreements). The changes in the fair value of approximately zero associated with the Stanford success payment liabilities are recorded as research and development expenses.
In October 2022, the Company received non-voting Series D convertible preferred stock pursuant to the settlement agreement with PACT (See Note 3, License, Collaboration and Success Payment Agreements). The Company determined the fair value of PACT was a fraction of the aggregate liquidation preference of the Company’s PACT Series D convertible preferred stock. The Company determined that the fair value of its investment in PACT preferred stock is approximated by the fair value of the PACT business since the Company is the only party invested in PACT Series D convertible preferred stock, the most senior class of stock issued by PACT, as of October 1, 2022. The fair value of PACT was estimated at $2.9 million as of October 1, 2022 using the cost approach. Under this approach, the fair value of an asset is measured by the cost to reconstruct or replace such asset with another one of like utility. The fair value of PACT was estimated by using significant unobservable inputs, including an estimate of insignificant fair value associated with PACT intangible assets. Accordingly, the Company classified the fair value measurement of PACT Series D convertible preferred stock on October 1, 2022 as Level 3 under the fair value hierarchy. In connection with the preparation of the financial statements for the three and six months ended June 30, 2023, the Company performed a qualitative assessment of potential indicators of impairment, resulting in the impairment of the $2.9 million PACT Series D convertible preferred stock investment. See Note 5, Other Investments, for additional details regarding the PACT investment impairment.

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
The following table summarizes the Company’s future minimum operating lease commitments, including expected lease incentives to be received, as of June 30, 2023 (in thousands):

Year Ending December 31:
2023 (remaining six months)	$5,630
2024	11,347
2025	11,859
2026	12,209
2027	12,569
Thereafter	35,525
Total undiscounted lease payments	89,139
Less: imputed interest	(23,065)
Total operating lease liabilities	$66,074

Reported as of June 30, 2023:
Short-term portion of lease liabilities (included in accrued liabilities and other current liabilities)	$5,853
Operating lease liabilities, non-current	60,221
Total	$66,074
The operating lease costs for all operating leases were $2.3 million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively, and $4.4 million and $4.7 million for the six months ended June 30, 2023 and 2022, respectively. The operating lease costs and total commitments for short-term leases were de minimis for the three and six months ended June 30, 2023 and 2022. Variable lease costs for operating leases were $1.4 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, and $2.8 million and $2.5 million for the six months ended June 30, 2023 and 2022, respectively. The weighted-average remaining lease terms for operating leases were 7.3 and 7.8 years as of June 30, 2023 and December 31, 2022, respectively. The weighted-average discount rates for operating leases were 8.5% as of both June 30, 2023 and December 31, 2022.
In May 2021, the Company entered into a sublease, whereby the Company agreed to sublease approximately 11,000 square feet of its space in South San Francisco, California currently leased by the Company. The sublease is classified as an operating lease and will expire in March 2031. The Company recognized sublease income for this sublease of $0.2 million for both the three months ended June 30, 2023 and 2022, and $0.4 million for both the six months ended June 30, 2023 and 2022.
In September 2021, the Company entered into a sublease with Sonoma Biotherapeutics, Inc. (“Sonoma”), a related party, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. See Note 12, Related-Party Transactions. As a part of the sublease, in September 2021, the Company received a $4.6 million tenant improvement contribution payment, which is recognized over the term of the sublease. The sublease is classified as an operating lease and will expire in March 2031. The Company recognized Sonoma sublease income of $0.5 million for both the three months ended June 30, 2023 and 2022 and $0.9 million for both the six months ended June 30, 2023 and 2022.
The Company's sublease income is recognized within other operating income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

8. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 10.0 million shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, no shares of preferred stock were outstanding.
Common Stock
The Company is authorized to issue 500.0 million shares of common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 251,026,997 shares and 249,567,343 shares of the Company’s common stock outstanding, respectively.
On August 4, 2022, the Company entered into an Equity Distribution Agreement with Goldman Sachs & Co. LLC (“Goldman Sachs”) and BofA Securities, Inc. (“BofA”, and together with Goldman Sachs, the “Agents”) with respect to an at-the-market offering program (the “Equity Distribution Agreement”). In accordance with the terms of the Equity Distribution Agreement, the Company may offer and sell from time to time through the Agents shares of the Company’s common stock having an aggregate offering amount of up to $200.0 million (the “Placement Shares”). Sales of the Placement Shares, if any, will be made at prevailing market prices on Nasdaq at the time of sale, or as otherwise agreed with the Agents, by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay commissions to the Agents of up to 3.0% of the gross proceeds of the sale of the Placement Shares sold under the Equity Distribution Agreement and reimburse the Agents for certain expenses. Neither the Company nor the Agents are obligated to sell any shares and, to date, the Company has not made any sales under the Equity Distribution Agreement.
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
As of June 30, 2023, 25,280,983 shares were available for future issuance pursuant to the 2021 Plan.
2021 Employee Stock Purchase Plan
In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the Company’s IPO with an initial reserve of 2,470,000 shares. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering or on the purchase date. The number of shares of the Company’s common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, and (2) 4,940,000 shares; provided, however, that the Company’s board of directors may act to provide a lesser increase in number of shares. The Company’s board of directors elected to reserve no additional shares under the 2021 ESPP for the year beginning January 1, 2023. The Company may specify offerings with durations not more than 27 months and may specify shorter purchase periods within each offering. Under the 2021 ESPP, 542,921 shares were issued for the three and six months ended June 30, 2023 and 283,574 shares were issued for the three and six months ended June 30, 2022.
As of June 30, 2023, 3,905,099 shares were available for future issuance pursuant to the 2021 ESPP.
2018 Equity Incentive Plan
In 2018, the Company established the 2018 Plan that provided for the grant of incentive stock options, non‑statutory stock options, RSAs, RSUs, stock appreciation rights and other stock-based awards. Terms of stock awards, including vesting requirements, were determined by the board of directors or by a committee authorized by the Company’s board of directors, subject to provisions of the 2018 Plan. The term of any stock option granted under the 2018 Plan cannot exceed ten years. Generally, awards granted by the Company vest over four years, but could have been granted with different vesting terms. Pursuant to the terms of the 2021 Plan, any shares subject to outstanding options originally granted under the 2018 Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof become available for issuance pursuant to awards granted under the 2021 Plan. While no shares are available for future issuance under the 2018 Plan, it continues to govern outstanding equity awards granted thereunder.
Stock-based Compensation Expense
Stock-based compensation expense by classification included within the Condensed Consolidated Statements of Operations and Comprehensive Loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$5,279	$4,195	$9,891	$7,959
General and administrative	8,944	18,215	18,214	36,479
Total stock-based compensation expense	$14,223	$22,410	$28,105	$44,438
At June 30, 2023, total stock-based compensation cost related to unvested awards not yet recognized was $81.6 million, which is expected to be recognized over a remaining weighted-average period of 2.86 years.

Restricted Stock Units
A summary of the Company’s RSU activity was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested RSUs as of December 31, 2022	872,077	$5.98
RSUs granted	1,997,177	$2.16
RSUs vested	(127,886)	$5.98
RSUs forfeited or canceled	(117,669)	$4.28
Unvested RSUs as of June 30, 2023	2,623,699	$3.15
Stock Options
A summary of the Company’s stock option activity was as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2022	53,849,045	$5.09	7.84	$24,887
Granted	8,586,063	$2.23
Exercised	(832,840)	$0.10
Canceled or forfeited	(2,959,671)	$5.12
Options outstanding as of June 30, 2023	58,642,597	$4.74	7.73	$26,401
Options exercisable as of June 30, 2023	30,365,614	$4.77	6.61	$18,878
The fair value of stock options granted to employees, directors and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	4.09%	2.28%
Expected volatility	92.4%	85.5%
Expected term (in years)	5.99	5.98
Expected dividend yield	0%	0%
The weighted-average grant date fair value of options granted for the six months ended June 30, 2023 and 2022 were $1.72 per share and $4.27 per share, respectively.
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
11. Commitments and Contingencies
License and Collaboration Agreements
The Company has entered into certain license and collaboration agreements, including those identified in Note 3, License, Collaboration and Success Payment Agreements above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial milestones. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause the discontinuance of the programs, including termination of such agreements. Due to the nature of these agreements, the future potential payments are inherently uncertain, and accordingly no amounts had been recorded for the potential future achievement of these targets as of both June 30, 2023 and December 31, 2022.
12. Related-party Transactions
In September 2021, the Company entered into a sublease with Sonoma (“Sonoma Sublease”), with whom the Company has common stockholders with board seats, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. Dr. Klausner, the Chair of the Company’s board of directors, also serves as Board Chair of the board of directors of Sonoma. As a part of the Sonoma Sublease, a $4.6 million tenant improvement contribution payment was made by Sonoma, which is recognized over the term of the Sonoma Sublease. As of both June 30, 2023 and December 31, 2022, there were accrued liabilities and other current liabilities of $0.5 million, and as of June 30, 2023 and December 31, 2022, there were other non-current liabilities of $3.3 million and $3.5 million, respectively, in connection with the Sonoma Sublease. Total operating income from Sonoma and income solely attributable to the Sonoma Sublease are shown in the table below (in thousands). Total operating income includes income attributable to the sublease, as well as additional operating fees recognized in “other operating income, net” such as common area maintenance charges. See Note 7, Leases, for more detail on the Sonoma Sublease.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sonoma other operating income, net	$648	$658	$1,317	$1,317
Sonoma sublease income	$464	$466	$930	$931
The Company was party to the GSK Agreement with GSK, which is a holder of more than 10% of the Company’s outstanding common stock. See Note 3, License, Collaboration and Success Payment Agreements. GSK terminated the GSK Agreement effective December 24, 2022. The Company had no current or non-current deferred revenue in connection with the GSK Agreement as of both June 30, 2023 and December 31, 2022. Revenue recognized in connection with the GSK agreement was zero and $35.7 million for the three months ended June 30, 2023 and 2022, respectively, and zero and $36.3 million for the six months ended June 30, 2023 and 2022, respectively.

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
Overview
We are a clinical-stage cell therapy company advancing a pipeline of product candidates for patients with solid tumors utilizing our proprietary ex vivo genetic and epigenetic T‑cell reprogramming technologies. Our investigational therapies use the patient’s own cells as the starting point to generate highly tumor-reactive, longer-lasting functional T cells with enhanced ability to defeat solid tumors. Our innovative reprogramming technologies address what we believe are the primary barriers that limit consistent and long-lasting responses to T‑cell therapy in solid tumors: T‑cell exhaustion and lack of durable stemness. Our technologies are designed to generate T cells with the ability to persist and self‑renew while driving durable tumor cytotoxicity, even in the setting of an immunosuppressive tumor microenvironment. Our goal is to provide patients with T cells that are potent and long-lasting to achieve durable antitumor responses. Our technologies can be applied in a target agnostic manner to multiple T‑cell modalities, including chimeric antigen receptor (CAR), tumor-infiltrating lymphocytes (TIL) and T‑cell receptor (TCR) therapies.
We apply our technologies with the aim to develop T‑cell therapies with improved and durable clinical outcomes. Our growing pipeline of promising cell product candidates targets solid tumor indications with large unmet needs that are collectively responsible for approximately 180,000 deaths in the US annually. Each of our programs provide opportunities to expand into additional indications beyond the patient populations we are initially targeting. Our lead product candidates are summarized in the table below:

We were incorporated in June 2018. Our primary activities to date have included developing T-cell therapies, performing research and development, acquiring technology, entering into strategic collaboration and license agreements, enabling and executing manufacturing activities in support of our product candidate development efforts, organizing and staffing our company, business planning, establishing our intellectual property portfolio, making regulatory submissions and other preparations to initiate and execute clinical trials, raising capital and providing general and administrative support for these activities. We are early in our research and development efforts and are in Phase 1 clinical development of LYL797, our ROR1 targeted CAR T-cell product candidate, and LYL845, our TIL product candidate. Two additional product candidates that each include novel genetic and epigenetic reprogramming technologies are in preclinical development: LYL119, a ROR1 targeted CAR T-cell product candidate and a second generation TIL product candidate. We do not have any products approved for sale.
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
Pipeline Programs and Operational Updates
Pipeline Programs
We are advancing four wholly-owned product candidates, including two product candidates in Phase 1 clinical development, LYL797 and LYL845. Two additional product candidates, LYL119 and a second generation TIL product candidate, are in preclinical development.
LYL797 - A genetically and epigenetically reprogrammed ROR1 CAR T-cell product candidate designed for differentiated potency and durability targeting multiple solid tumor indications.
We are applying our c-Jun and Epi‑RTM technologies to our lead CAR T‑cell product candidate, LYL797, which is expected to be an intravenously‑administered CAR T‑cell product targeting the receptor tyrosine kinase-like orphan receptor 1 (ROR1) protein. ROR1 is a fetal protein expressed during embryogenesis and is believed to be important in cell migration, polarity and survival. It is expressed in several cancer types, including triple-negative breast cancer (TNBC), non-small cell lung cancer (NSCLC), ovarian cancer and chronic lymphocytic leukemia, and is generally associated with a poor prognosis. LYL797 contains a CAR with a 4-1BB/CD3ζ intracellular domain, a transmembrane domain, an optimized spacer domain and a single-chain variable fragment (scFv) derived from an R12 rabbit monoclonal antibody that recognizes and binds with high specificity to human ROR1. LYL797 also incorporates c-Jun overexpression and a proprietary optimized truncated version of human EGFR (EGFRopt) used for tracking the CAR T cells in the peripheral blood post treatment and can also be used as a safety measure with the administration of cetuximab, if needed. LYL797 is manufactured utilizing our proprietary Epi‑R technology.
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

•Enrollment in the Phase 1 clinical trial of LYL797 is ongoing. The study includes patients with relapsed or refractory triple-negative breast cancer or non-small cell lung cancer and is now open at 14 sites.
•Initial clinical data from the Phase 1 trial of LYL797 are expected in the first half of 2024.
•The Phase 1 clinical trial is designed as an open label, dose escalation and expansion trial in patients with relapsed/refractory TNBC who have failed at least two lines of therapy and patients with relapsed/refractory NSCLC who have failed at least one line of therapy. The study will enroll at least 15 patients each with relapsed or refractory TNBC or with NSCLC in the expansion phase of the study.
•The Lyell START (Study of Tumor target Analysis for Referrals to Trials) ROR1 biomarker screening protocol was initiated in June 2023 to support the ongoing LYL797 Phase 1 trial, as well as potential future trials with LYL797 and our next-generation ROR1-targeted product candidate, LYL119. START provides a decentralized mechanism for patients anywhere in the United States to have their collected tumor tissue screened for ROR1 expression and, for ROR1 positive patients, be referred to clinical study sites.
LYL845 - A novel epigenetically reprogrammed TIL product candidate designed for differentiated potency and durability targeting multiple solid tumor indications.
We are applying our Epi‑R technology to our lead TIL product candidate, LYL845, which is expected to be an intravenously‑administered autologous TIL therapy for multiple solid tumors. Our Epi‑R manufacturing protocols comprise proprietary media, optimized cytokine compositions and well-defined cell activation and expansion protocols used during our manufacturing process.
TIL have previously shown clinical benefit in patients with advanced melanoma and other solid tumors with high mutational burden. Published data from third-party TIL trials show that treating metastatic melanoma patients with TIL can result in complete and durable responses. Response rates to TIL therapy in patients with other advanced solid tumors such as lung, colorectal and breast have been much lower than those observed in advanced melanoma. Broad TIL efficacy has been limited by poor enrichment of tumor-reactive T cells and the poor quality and limited growth potential of expanded T cells. Failure to maintain polyclonality of TIL during production may also limit their ability to eradicate cancer cells given the inherent heterogeneous nature of solid tumors. LYL845 incorporates our Epi‑R technology that has been shown to generate TIL product with characteristics that have previously been associated with improved response rate, including a higher percentage of cytotoxic T cells and stemness phenotypes. We have also demonstrated that our Epi-R process led to enhanced T-cell potency and maintenance of tumor-reactive polyclonality in nonclinical experiments.
We are initially developing LYL845 for advanced melanoma, NSCLC and colorectal cancer (CRC). Based on our success with those indications, we may include patients with other solid tumors, potentially including head and neck, cervical, breast and pancreatic cancer.
•Enrollment in the Phase 1 clinical trial for LYL845 is ongoing. The study includes patients with relapsed and/or refractory metastatic or locally advanced melanoma, NSCLC and CRC and is now open at nine sites.
•Initial clinical data from the Phase 1 trial of LYL845 are expected in 2024.
•The Phase 1 clinical trial is designed as an open label, dose escalation and expansion trial in patients with relapsed and/or refractory metastatic or locally advanced melanoma, NSCLC and CRC. The study will enroll at least 15 patients each with advanced melanoma, and relapsed or refractory NSCLC or CRC in the expansion phase of the study.
LYL119 - An innovative ROR1 CAR T-cell product designed for enhanced cytotoxicity.
A key pillar of our strategy is to continually innovate to develop and advance novel, breakthrough technologies that address key barriers to successful cell therapy for solid tumors. We have advanced a new genetic reprogramming technology, NR4A3 knockout, and a new epigenetic reprogramming technology, Stim‑RTM, that are being applied in our next CAR T-cell product candidate, LYL119. These technologies are stackable and complementary to c-Jun and Epi‑R and are designed to further improve the antitumor potency and durability of T cells. LYL119 is being advanced with the goal of potentially creating even greater benefit for patients with ROR1-positive solid tumors.
•An investigational new drug (IND) application is expected to be submitted for LYL119 in the first half of 2024.
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
•Data demonstrating that T cells rejuvenated with Lyell’s technology have improved expansion capacity and increased expression of biomarkers associated with T-cell stemness, and also exhibit improved antitumor properties compared with non-rejuvenated T-cell controls in sequential cell-killing assays, were presented at the International Society for Stem Cell Research (ISSCR) 2023 Annual Meeting on June 14th in Boston, MA.
Our Manufacturing Capabilities
We believe it is critically important to control and continuously monitor all aspects of the cell therapy manufacturing process to mitigate risks, including challenges in managing production, supply chain, patient specimen chain of custody and quality control. As we developed our technologies, we made a strategic decision to invest in building our own manufacturing facility to control our supply chain, maximize efficiencies in cell product production time, optimize cost and quality, and have the ability to rapidly incorporate disruptive advancements and new innovations. Controlling manufacturing also enables us to protect proprietary aspects of our reprogramming technologies. We view our manufacturing team and capabilities as a significant competitive advantage.
Our LyFE™ manufacturing center located in Bothell, Washington is approximately 73,000 square feet and is comprised of manufacturing suites, laboratories and offices. LyFE is commissioned and designed to be in compliance with U.S. and European Union current Good Manufacturing Practices (cGMP) standards and has a flexible and modular design enabling CAR T cell, TIL, TCR T cell and GMP viral vector production to control and de-risk the manufacturing sequence and timing of the major components of our supply chain. Owning our own facility has enabled seamless collaboration across research, process development and manufacturing for high-quality reproducibility at manufacturing scale.
We are currently producing clinical supply for our Phase 1 trials at LyFE. At full staffing and capacity, we expect to be able to manufacture approximately 500 infusions per year depending on product candidate mix. At this time, we believe this capacity is sufficient to support our pipeline programs into pivotal trials and, if approved, early commercialization.
Macroeconomic Environment
Our business and operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges such as the effects of the ongoing geopolitical conflicts in Ukraine, tensions in U.S.-China relations, the lingering effects of the COVID-19 pandemic, inflationary pressures, interest rate environment, instability in the banking industry and overall market volatility. Fiscal year 2022 and the first half of 2023 were marked by significant market uncertainty, increasing inflationary pressures, banking turmoil, supply constraints and lingering effects from the COVID-19 pandemic. These market dynamics may continue in the rest of 2023, and these and similar adverse market conditions may negatively impact our business.
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
Research and development expenses also include non-cash expenses related to the change in the estimated fair value of the success payment obligations over their respective requisite service terms granted to Fred Hutchinson Cancer Center (Fred Hutch) and The Board of Trustees of the Leland Stanford Junior University (Stanford). As of December 31, 2022, Fred Hutch had provided the requisite service obligation to earn the potential success payment consideration under the continued collaboration. For the three and six months ended June 30, 2023 and future periods, the change in the Fred Hutch success payment liability fair value is recognized in other (expense) income, net, as the requisite service obligation had been met. See Note 3, License, Collaboration and Success Payment Agreements, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. Research and development expenses related to our success payment liabilities are unpredictable and may vary significantly from quarter‑to‑quarter and year‑to‑year due to changes in our assumptions used in the calculation.
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
Other (Expense) Income, Net
Other (expense) income, net consists primarily of the change in fair value associated with our success payment liabilities to Fred Hutch for three and six months ended June 30, 2023 and primarily of changes in the fair value of an equity warrant investment held for the three and six months ended June 30, 2022.
Impairment of Other Investments
Impairment of other investments consists of a reduction in the value of certain other investments.
Results of Operations
Three and Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Revenue	$27	$35,741	$(35,714)	$92	$36,294	$(36,202)
Operating expenses:
Research and development	47,471	43,719	3,752	92,101	79,549	12,552
General and administrative	19,030	30,454	(11,424)	38,309	64,875	(26,566)
Other operating income, net	(569)	(1,171)	602	(1,857)	(2,293)	436
Total operating expenses	65,932	73,002	(7,070)	128,553	142,131	(13,578)
Loss from operations	(65,905)	(37,261)	(28,644)	(128,461)	(105,837)	(22,624)
Interest income, net	5,264	952	4,312	9,761	1,349	8,412
Other (expense) income, net	(326)	(14)	(312)	774	21	753
Impairment of other investments	(2,923)	—	(2,923)	(12,923)	—	(12,923)
Total other income (loss), net	2,015	938	1,077	(2,388)	1,370	(3,758)
Net loss	$(63,890)	$(36,323)	$(27,567)	$(130,849)	$(104,467)	$(26,382)
Revenue
Revenue was approximately zero and $35.7 million for the three months ended June 30, 2023 and 2022, respectively, and $0.1 million and $36.3 million for the six months ended June 30, 2023 and 2022, respectively. The GSK

Agreement was terminated in December 2022 and, therefore, no further research and development pursuant to the GSK Agreement was performed in the first half of 2023, which drove the decreases in revenue of $35.7 million and $36.2 million, respectively, for the three and six months ended June 30, 2023. The revenue for the three and six months ended June 30, 2022 was primarily due to a $35.3 million revenue adjustment recorded in 2022 due to a change in estimate in connection with the GSK Agreement due to a mutual agreement with GSK to conclude research activities on an undisclosed target for hematological cancers. The change in estimate decreased the related estimated project costs, which resulted in an increase in the measure of proportional cumulative performance. See Note 3, License, Collaboration and Success Payment Agreements – GSK, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about the termination of the GSK Agreement.
Research and Development Expenses
The following table summarizes the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Personnel	$22,161	$17,484	$4,677	$41,805	$34,025	$7,780
Facilities and technology	13,695	12,843	852	26,833	25,673	1,160
Research activities, collaborations and outside services	11,010	9,805	1,205	23,466	20,115	3,351
Success payments	605	3,587	(2,982)	(3)	(264)	261
Total research and development expenses	$47,471	$43,719	$3,752	$92,101	$79,549	$12,552
Research and development expenses were $47.5 million and $43.7 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $3.8 million was primarily due to an increase of $4.7 million in personnel‑related expenses principally related to an increase in headcount to expand our research, development and manufacturing capabilities; a decrease of $3.0 million associated with our success payment liabilities, noting $2.2 million of the change was due to recognizing the Fred Hutch success payment liability fair value change in other (expense) income, net for the three months ended June 30, 2023 and the remaining $0.8 million was due to the decrease in the Stanford success payment liability driven by the decrease in our stock price; an increase of $1.2 million in research activities, collaborations and outside services primarily driven by an increase in research and laboratory costs principally due to clinical trials, partially offset by a reduction in professional services and collaborations and license fees and expenses primarily related to the completion of certain sponsored research agreements; and an increase of $0.9 million in facilities and technology costs primarily related to increased infrastructure to support our expansion in research and development, manufacturing capabilities and associated headcount growth.
Research and development expenses were $92.1 million and $79.5 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $12.6 million was primarily due to an increase of $7.8 million in personnel-related expenses, that was principally related to an increase in headcount to expand our research, development and manufacturing capabilities to support increases in clinical trial enrollment; an increase of $3.4 million in research activities, collaborations and outside services primarily driven by an increase in research and laboratory costs principally due to clinical trials, partially offset by a reduction professional services and in collaboration and license fees expenses primarily related to the completion of certain sponsored research agreements; an increase of $1.2 million in facilities and technology costs primarily related to increased infrastructure to support our expansion in research and development, manufacturing capabilities and associated headcount growth; and an increase of $0.3 million in expense associated with our success payment liabilities.
General and Administrative Expenses
General and administrative expenses were $19.0 million and $30.5 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $11.4 million was primarily due to a decrease of $9.3 million in stock-based compensation expense, primarily related to significant awards being fully expensed, a decrease of $1.2 million in outside services primarily due to a decrease in legal and consulting expenses and a decrease of $0.6 million in other administrative expenses.
General and administrative expenses were $38.3 million and $64.9 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $26.6 million was primarily due to a decrease of $18.3 million in stock-based compensation expense, primarily related to significant awards being fully expensed, a decrease of $6.8 million in outside services attributed to lower legal and consulting expenses and a decrease of $1.3 million in other administrative expenses.
Other Operating Income, Net
Other operating income, net was $0.6 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, and $1.9 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively.
Interest Income, Net
Interest income, net was $5.3 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and $9.8 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively. The increase in interest income, net was primarily driven by higher interest rates in 2023.
Other (Expense) Income, Net
Other (expense) income, net was $(0.3) million and approximately zero for the three months ended June 30, 2023 and 2022, respectively, and $0.8 million and approximately zero for the six months ended June 30, 2023 and 2022, respectively. The changes in other (expense) income, net were primarily due to the change in fair value associated with our success payment liabilities to Fred Hutch for the three and six months ended June 30, 2023; the fair value changes of Fred Hutch success payment liabilities are recognized in other (expense) income, net for the three and six months ended June 30, 2023 as Fred Hutch had provided the requisite service obligation to earn the potential success payment consideration under the continued collaboration as of December 2022.
Impairment of Other Investments
For the three months ended June 30, 2023, the $2.9 million impairment of other investments consisted of the full impairment of our investment in PACT Pharma, Inc. (PACT) Series D convertible preferred stock. For the six months ended June 30, 2023, the $12.9 million impairment of other investments consisted of the full impairment of our investment in PACT Series D convertible preferred stock and one of our other investments. See Note 5, Other Investments, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q, for additional details regarding the impairments of other investments.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through the sale and issuance of convertible preferred stock, the sale of common stock in connection with our initial public offering (IPO) and business development activities. As of June 30, 2023, we had $632.7 million in cash, cash equivalents and marketable securities. Since our inception, we have incurred significant operating losses. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product for a number of years, if ever. We had an accumulated deficit of $898.3 million as of June 30, 2023. From June 29, 2018 (inception) through June 30, 2023, we raised an aggregate of $1,405.7 million in gross proceeds from the sales of our convertible preferred stock prior to the IPO and sales of our common stock in the IPO.
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
Future Funding Requirements
We expect to incur additional losses in the foreseeable future as we conduct and expand our research and development efforts, including conducting nonclinical studies and clinical trials, developing new product candidates, establishing manufacturing capabilities and funding our operations generally. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs into 2026. However, we anticipate that we will need to raise additional capital in the future to fund our operations, including further development of our product candidates and the commercialization of any approved product candidates. In addition, we regularly consider fund-raising opportunities and may decide, from time to time, to raise additional capital, including pursuant to the Equity Distribution Agreement, based on various factors, including market conditions and our plans of operation. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.
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
•addressing any potential interruptions or delays resulting from factors related to any lingering effects of the COVID-19 pandemic;
•addressing or responding to any potential disputes or litigation; and
•the extent to which we acquire or invest in businesses, products and technology platforms.
Until such time as we complete nonclinical and clinical development and receive regulatory approval of our product candidates and can generate significant revenue from product sales, if ever, we expect to finance our operations from the sale of additional equity or debt financings, or other capital that may come in the form of strategic collaborations, licensing, or other arrangements. In the event that additional capital is required, we may not be able to raise it on terms acceptable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, including pursuant to the Equity Distribution Agreement, it may result in dilution to our existing stockholders. Debt financing or preferred equity financing, if available, may result in increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations. If we raise funds through strategic collaboration, licensing, or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from any lingering effects of the COVID-19 pandemic, actual or perceived changes in interest rates and economic inflation, the current or anticipated impact of geopolitical instability and otherwise. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Material Cash Requirements
We continually evaluate our liquidity and capital resources to ensure that we can adequately and efficiently finance our operations. As of June 30, 2023, our material cash requirements consisted primarily of paying salaries and benefits, conducting clinical trials and research, improving our manufacturing capabilities, providing the technology and facilities necessary to support our operations, funding operating lease obligations and other payments related to our collaborative agreements, including anticipated success payments and license fees. See Note 3, License, Collaboration and

Success Payment Agreements, and Note 7, Leases, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(85,373)	$(92,185)
Investing activities	185,066	(1,103)
Financing activities	1,127	5,012
Net increase (decrease) in cash, cash equivalents and restricted cash	$100,820	$(88,276)
Operating Activities
During the six months ended June 30, 2023, net cash used in operating activities was $85.4 million, reflecting our net loss of $130.8 million, partially offset by $46.2 million of non-cash items primarily related to stock-based compensation of $28.1 million, impairment of other investments of $12.9 million and depreciation and amortization of $10.1 million, partially offset by net amortization and accretion on marketable securities of $3.9 million and non-cash lease income of $0.8 million. Additionally, net operating assets and liabilities decreased $0.7 million primarily driven by a $3.6 million decrease in accrued liabilities and other current liabilities partially offset by a $2.4 million increase in accounts payable and a $0.6 million increase in prepaid expenses, other current assets and other assets.
During the six months ended June 30, 2022, net cash used in operating activities was $92.2 million, reflecting our net loss of $104.5 million, partially offset by non-cash items such as stock-based compensation expense of $44.4 million and depreciation and amortization expense of $8.4 million. Additionally, net operating assets and liabilities decreased $40.4 million, primarily driven by a $36.3 million decrease in deferred revenue and a $7.2 million decrease in accrued liabilities and other current liabilities, offset by a $2.1 million increase in operating lease liabilities and a $1.2 million increase in accounts payable.
Investing Activities
During the six months ended June 30, 2023, cash provided by investing activities was $185.1 million, consisting of net maturities, sales and purchases of marketable securities of $187.5 million offset by purchases of property and equipment of $2.5 million.
During the six months ended June 30, 2022, cash used in investing activities was $1.1 million, consisting of purchases of property and equipment of $16.9 million offset by net maturities, sales and purchases of marketable securities of $15.8 million.
Financing Activities
During the six months ended June 30, 2023, cash provided by financing activities was $1.1 million, consisting of proceeds from the employee stock purchase plan of $1.2 million and proceeds from the exercise of stock options of $0.1 million, partially offset by taxes paid related to the net share settlement of equity awards of $0.1 million.
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
Interest Rate Risk
We had cash equivalents of $200.9 million as of June 30, 2023, which consisted of money market funds and highly liquid investments purchased with original maturities of three months or less from the purchase date. We also had marketable securities of $408.3 million as of June 30, 2023. The primary objective of our investment activities is to preserve capital to fund our operations, and we currently do not hedge our interest rate risk exposure. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material effect on our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We had no debt outstanding as of June 30, 2023.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•We currently manufacture drug products for our clinical trials ourselves. Delays in further qualifying or in receiving regulatory approvals for any manufacturing facility or product candidates could delay our development plans and thereby limit our ability to generate product revenues.
•The manufacturing of cellular therapies is very complex. We are subject to a multitude of manufacturing risks, including risks associated with supply chain complexity related to patient materials, any of which could substantially increase our costs, delay our programs or limit supply of our product candidates.
•If a sole clinical or commercial manufacturing facility or any of our contract manufacturing organizations are damaged or destroyed or production at these facilities is otherwise interrupted, our business would be negatively affected.
•We may rely on third parties to manufacture our product candidates, which subjects us to risks and could delay or prevent our development and/or commercialization, if approved, of our product candidates.
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
•We have in the past, and we may in the future, form or seek collaborations or strategic alliances or enter into additional licensing arrangements, and we may not realize the benefits of such alliances or licensing arrangements.
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
Risks Related to Our Financial Condition, Limited Operating History and Need for Additional Capital
We are an early clinical stage biopharmaceutical company and have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing net losses for the foreseeable future.*
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove safe and effective, gain regulatory approval or become commercially viable. We are an early clinical stage biopharmaceutical company, and we do not have any products approved by regulatory authorities and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. Since our inception, we have not generated any revenue from product sales and have incurred significant net losses. Substantially all of our net losses since inception have resulted from our research and development programs and general and administrative costs associated with our operations. As of June 30, 2023, we had an accumulated deficit of $898.3 million.
We do not expect to generate revenue from product sales for the foreseeable future, if at all. We also expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue to research, develop and seek regulatory approvals for our product candidates, expand our manufacturing capabilities, in-license or acquire additional technologies and potentially begin to commercialize product candidates that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Moreover, our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period‑to‑period comparison of our results of operations may not be a good indication of our future performance. If any of our product candidates fails in research and development or clinical trials or does not gain regulatory approval, or, if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
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
To date, we have not generated any revenues from product sales. Our ability to generate revenues from product sales and achieve profitability will depend on our ability to successfully develop and subsequently obtain regulatory approval for and commercialize our product candidates. Our ability to generate revenues and achieve profitability also depends on a number of additional factors, including our ability to:
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
As of June 30, 2023, we had approximately $632.7 million in cash, cash equivalents and marketable securities. As a result of expense timing, as well as diligent expense management, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs into 2026. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital to complete clinical development of any of our current programs.
We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions or conditions in the biotechnology sector of the market, including disruptions to, or volatility in the credit and financial markets in the United States and worldwide resulting from any lingering effects of the COVID-19 pandemic, actual or perceived changes in interest rates and economic inflation, the current or anticipated impact of geopolitical instability and otherwise. If adequate funds are not available to us on a timely basis, including pursuant to the Equity Distribution Agreement, we may be required to delay, limit, reduce or terminate nonclinical studies, clinical trials or other development activities for our product candidates or delay, limit, reduce or terminate our establishment of sales, marketing and distribution capabilities or other activities that may be necessary to commercialize our product candidates.
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
The success payment agreements may cause operating results to fluctuate significantly from quarter to quarter and year to year, which may reduce the usefulness of our consolidated financial statements.*
Our success payment obligations are recorded as liabilities on our Condensed Consolidated Balance Sheets. Under U.S. generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end and changes in the estimated fair value are accreted to research and development expense over the service period of the collaboration agreement. Once the requisite service obligation to earn the potential success payment consideration is met under our continued collaboration agreements, the change in the success payment liabilities fair value is recognized in other income or expense, net. For example, in December 2022, Fred Hutch had provided the requisite service obligation to earn the potential success payment consideration under the continued collaboration; accordingly in

2023 and future periods, the change in the success payments liability fair value is recognized in other income or expense, net.
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
We are early in our research and clinical development efforts of our product candidates. Besides LYL797 and LYL845, which are in Phase 1 clinical development, our other proprietary product candidates are currently in preclinical development. We have not yet demonstrated our ability to successfully complete any clinical trials (including any Phase 3 or other pivotal clinical trials), obtain regulatory approvals, manufacture a commercial‑scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. We have invested substantial resources in developing our technology platforms and our product candidates, conducting nonclinical studies, commencing clinical trials and building our manufacturing facilities and capabilities, each of which will be required prior to any regulatory approval and commercialization. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful research and development and eventual commercialization of one or more product candidates. The success of our efforts to identify and develop product candidates will depend on many factors, including the following:
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
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity that vests over time. The value to employees of equity incentives that vest over time may be significantly affected by factors beyond our control, including market conditions and volatility, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.
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
Our business could continue to be adversely affected by the effects of health epidemics in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations.*
Our business could continue to be adversely affected by health epidemics in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations. For example, health epidemics, including the COVID-19 pandemic, have in the past and could again in the future result in quarantines, stay-at-home orders, remote work policies or other similar events that may disrupt businesses, delay our research and development programs and timelines, negatively impact productivity and increase risks associated with cybersecurity, the future magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations. These types of events presented substantial public health and economic challenges around the world and affected employees, patients, communities and business operations, as well as the United States and international economy and financial markets. In this regard, the COVID-19 pandemic and government measures taken in response have had a significant impact in the last three years, both direct and indirect, on businesses and commerce, as significant reductions in business-related activities have occurred, supply chains have been disrupted, availability and cost of materials have been affected and manufacturing and clinical development activities have been impacted.
The lingering effects of the COVID-19 pandemic may also continue to negatively impact healthcare and hospital resources, including both front-line and administrative staff, which may delay enrollment in our current and planned clinical trials. Some patients may not be able to comply with clinical trial protocols due to lack of healthcare support or potential interruptions of healthcare services. Our ability to recruit and retain patients, principal investigators and site staff (who as healthcare providers may have heightened exposure) may be hindered, which would adversely affect our trial operations.
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
Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.*
Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, later in March 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. While the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program, there is no guarantee that such programs will be sufficient. Additionally, it is uncertain whether the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
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

Risks Related to Manufacturing
We currently manufacture drug products for our clinical trials ourselves. Delays in further qualifying or in receiving regulatory approvals for any manufacturing facility or product candidates could delay our development plans and thereby limit our ability to generate product revenues.*
We have built our own manufacturing facility in Bothell, Washington. The facility is designed to support the production of nonclinical and clinical development product candidates and early commercialization of products, and ongoing facility and equipment qualification to support clinical production as required. If we are not able to further qualify the facility or the appropriate regulatory approvals for the facility are delayed, we may be unable to manufacture sufficient quantities of our product candidates, if at all, which would limit our development activities and our opportunities for growth.
In addition, our manufacturing facility will be subject to ongoing, periodic inspection by the FDA, EMA or other applicable regulatory agencies to ensure compliance with cGMPs and current Good Tissue Practices (cGTPs). Our failure to follow and document our adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or, in the future, commercial use. This may result in the termination of or a hold on a clinical trial or may delay or prevent filing or approval of commercial marketing applications for our product candidates. We also may encounter problems with the following:
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
In addition to the factors mentioned above, the overall process of manufacturing cellular therapies is extremely susceptible to product loss due to low cell viability, contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, impact to key product quality attributes and other supply disruptions. Product defects can also occur unexpectedly. These deviations and disruptions could delay our programs. If we are not able to capably manage this complexity and variability, our ability to timely and successfully provide our product candidates to patients could be delayed. In addition, the complexities of utilizing a patient’s own cells as the starting material requires that we have suitable cells capable of yielding a viable cellular therapy product, which may not be possible for severely immune-compromised or heavily pre-treated patients.
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
Any adverse developments affecting manufacturing operations for our product candidates may result in lot failures, inventory shortages, shipment delays, product withdrawals or recalls or other interruptions in supply that could delay the development of our product candidates. If we are unable to obtain sufficient supply of our product candidates, whether due to production shortages or other supply interruptions resulting from any lingering effects of the COVID-19 pandemic, the Russia-Ukraine conflict or otherwise, our clinical trials or regulatory approvals may be delayed. We may also have to write off inventory, incur other charges and expenses for supply of product that fails to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. In addition, parts of the supply chain may have long lead times or may come from a small number of suppliers. If we are not able to appropriately manage our supply chain, our ability to successfully produce our product candidates could be delayed or harmed. Inability to meet the demand for our product candidates could damage our reputation and the reputation of our products among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics.
Furthermore, the manufacturing facilities in which our product candidates will be made could be adversely affected by earthquakes and other natural disasters, equipment failures, labor shortages, power failures, health epidemics and numerous other factors. If any of these events were to occur and impact our manufacturing facilities, our business would be materially and adversely affected.
If our sole clinical or commercial manufacturing facility or any of our contract manufacturing organizations is damaged or destroyed or production at these facilities is otherwise interrupted, our business would be negatively affected.*
We operate a single manufacturing facility in Bothell, Washington and may rely on third-party contract manufacturing organizations to meet our current and future manufacturing needs. If our manufacturing facility or any facility in our manufacturing network, or the equipment in these facilities, is either damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity, if at all. In the event of a temporary or protracted loss of a facility or its equipment, we may not be able to transfer manufacturing to a third party in the time required to maintain supply. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements or may require regulatory approval before selling any products manufactured at that facility. Such an event could substantially delay our clinical trials or commercialization of our product candidates.

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
We may rely on third parties to manufacture our product candidates, which subjects us to risks and could delay or prevent our development and/or commercialization, if approved, of our product candidates.*
We may rely on third parties to manufacture our current or future product candidates. We may be unable to identify manufacturers for our product candidates or the materials required to develop the cellular therapy on acceptable terms or at all because the number of potential manufacturers is limited. Engaging a third-party manufacturer will require testing and regulatory interactions, and a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA questions, if any. Such potential third-party manufacturers may be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.
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
We have in the past, and we may in the future, form or seek collaborations or strategic alliances or enter into additional licensing arrangements, and we may not realize the benefits of such alliances or licensing arrangements.
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
In particular, failure by any collaborator to meet its obligations under our collaboration agreements or to apply sufficient efforts at developing and commercializing collaboration products may adversely affect our business, financial condition and our results of operations. For example, we were previously party to a research and development collaboration with GSK for our NY-ESO-1 program and other potential product opportunities and, effective December 2022, GSK terminated the agreement and discontinued its development of product candidates targeting NY-ESO-1, including the second‑generation product candidates that incorporated our genetic and epigenetic reprogramming technologies. No patients had been treated with these product candidates and, given the early stage of these second‑generation programs, the termination was not based on any clinical efficacy or safety data from these programs. We have also discontinued any further work on these programs.
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
•any lingering effects of the COVID-19 pandemic on the availability of such patients;
•the availability of new drugs approved for the indication the clinical trial is investigating; and
•clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available approved or investigational therapies.
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
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in our clinical trials, we may not continue the development of nor receive approval to market any product candidates, which could prevent us from ever generating product revenues or achieving profitability. For example, previous clinical trials utilizing CAR T cells to treat hematologic tumors have shown an increased risk of cytokine release syndrome and immune effector cell-associated neurotoxicity syndrome. Adverse events may also be associated with the lymphodepletion or IL-2 regimen utilized with cellular therapies. Additionally, ROR1 is expressed on a number of normal tissues. As a result, ROR1 could cause on-target, off-tumor toxicity. c-Jun is also potentially an oncogene and could cause healthy cells to transform into malignant cells. Results of our trials could reveal an unacceptably high severity and incidence of side effects, or side effects outweighing the benefits of our product candidates. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. The side effects experienced could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims.
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
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our company in general. If the interim, topline or preliminary data we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any of our potential product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.
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
Changes in healthcare policies, laws and regulations may impact our ability to obtain approval for, or commercialize our product candidates, if approved.*
In the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality and expand access to care. In the United States, there have been and continue to be a number of healthcare-related legislative initiatives, as well as executive, judicial and Congressional challenges to existing healthcare laws that have significantly affected, and could continue to significantly affect, the healthcare industry. For example, there have been efforts to repeal, substantially modify or invalidate some or all of the provisions of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), some of which have been successful. While the U.S. Supreme Court dismissed in June 2021 a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress, such efforts may continue.
In addition, there continues to be heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, President Biden issued an executive order in July 2021 supporting legislation to enact drug pricing reforms and, in response, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices in September 2021 with specific legislative and administrative policies that Congress could enact to help improve affordability of, and access to, prescription drugs. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things: (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Additionally, the IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center, which will be evaluated on their ability to lower the cost of drugs, promote accessibility and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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

•any lingering effects of the COVID-19 pandemic on our business and on global economic conditions;
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
Sales of a substantial number of shares of our common stock by our existing stockholders could cause the price of our common stock to decline.*
At any time, sales of a substantial number of shares of our common stock in the public market could occur, or there could be a perception in the market that the holders of a large number of shares of common stock intend to sell shares, and any such event could reduce the market price of our common stock. As of June 30, 2023, we have 251,026,997 shares of common stock outstanding. Substantially all of the shares of our common stock outstanding and shares issued upon the exercise of stock options outstanding under our equity incentive plans, subject to applicable securities law restrictions and excluding shares of restricted stock, may be able to be sold in the public market.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the second quarter of 2023, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) and (c) of Regulation S-K, respectively.
Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-8	333-257249	4.1	06/21/2021
3.2	Amended and Restated Bylaws.	S-8	333-257249	4.2	06/21/2021
4.1	Form of Common Stock Certificate.	S-1/A	333-256470	4.1	06/09/2021
4.2	Amended and Restated Investors' Rights Agreement, by and among the Registrant and certain of its stockholders, dated March 5, 2020.	S-1	333-256470	4.2	05/25/2021
10.1*	Release and Separation Agreement, effective June 24, 2023, by and among the Registrant and Rahsaan Thompson.					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
32.1*«	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

Lyell Immunopharma, Inc.

Date: August 8, 2023	By:	/s/ CHARLES NEWTON
Charles Newton
Chief Financial Officer (Principal Financial and Accounting Officer)