Form 10-Q
period 2023-09-30
Lyell Immunopharma, Inc.
filed 2023-11-07
CIK 1806952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2023, the registrant had 251,868,968 shares of common stock, $0.0001 par value per share, outstanding.

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
•our anticipated use of our existing cash, cash equivalents and marketable securities; and
•our expectations related to the costs, timing and estimated financial impact of our planned reduction in workforce in the fourth quarter of 2023, including the estimated charges associated with the reduction in workforce.
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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$286,214	$123,554
Marketable securities	289,217	516,598
Prepaid expenses and other current assets	11,423	11,143
Total current assets	586,854	651,295
Restricted cash	283	280
Marketable securities, non-current	22,729	70,117
Other investments	32,001	44,924
Property and equipment, net	108,096	123,023
Operating lease right-of-use assets	40,603	43,242
Other non-current assets	4,423	4,680
Total assets	$794,989	$937,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,365	$3,917
Accrued liabilities and other current liabilities	29,652	28,755
Success payment liabilities	1,047	4,356
Total current liabilities	35,064	37,028
Operating lease liabilities, non-current	58,576	63,168
Other non-current liabilities	3,776	4,113
Total liabilities	97,416	104,309
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000 shares authorized at September 30, 2023 and December 31, 2022; 251,869 and 249,567 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	25	25
Additional paid-in capital	1,647,911	1,608,306
Accumulated other comprehensive loss	(1,181)	(7,599)
Accumulated deficit	(949,182)	(767,480)
Total stockholders’ equity	697,573	833,252
Total liabilities and stockholders’ equity	$794,989	$937,561
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue(1)	$25	$3	$117	$36,297
Operating expenses:
Research and development	43,849	41,607	135,950	121,156
General and administrative	15,507	26,084	53,816	90,959
Other operating income, net	(292)	(1,251)	(2,149)	(3,544)
Total operating expenses	59,064	66,440	187,617	208,571
Loss from operations	(59,039)	(66,437)	(187,500)	(172,274)
Interest income, net	6,608	2,251	16,369	3,600
Other income (expense), net	1,578	(1,068)	2,352	(1,047)
Impairment of other investments	—	(5,000)	(12,923)	(5,000)
Total other income (loss), net	8,186	(3,817)	5,798	(2,447)
Net loss	(50,853)	(70,254)	(181,702)	(174,721)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	1,198	(1,645)	6,418	(8,373)
Comprehensive loss	$(49,655)	$(71,899)	$(175,284)	$(183,094)

Net loss per common share, basic and diluted	$(0.20)	$(0.28)	$(0.73)	$(0.71)
Weighted-average shares used to compute net loss per common share, basic and diluted	251,318	248,320	250,377	246,285
(1)    Including related-party revenue of zero for both the three months ended September 30, 2023 and 2022, and zero and $36,299 for the nine months ended September 30, 2023 and 2022, respectively.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2023	251,027	$25	$1,637,538	$(2,379)	$(898,329)	$736,855
Issuance of common stock upon exercise of stock options	646	—	72	—	—	72
Issuance of common stock in connection with restricted stock units, net of tax	196	—	(215)	—	—	(215)
Stock-based compensation	—	—	10,516	—	—	10,516
Other comprehensive income	—	—	—	1,198	—	1,198
Net loss	—	—	—	—	(50,853)	(50,853)
Balance as of September 30, 2023	251,869	$25	$1,647,911	$(1,181)	$(949,182)	$697,573

	Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	249,567	$25	$1,608,306	$(7,599)	$(767,480)	$833,252
Issuance of common stock upon exercise of stock options	1,479	—	155	—	—	155
Issuance of common stock under employee stock purchase plan	543	—	1,163	—	—	1,163
Issuance of common stock in connection with restricted stock units, net of tax	280	—	(334)	—	—	(334)
Stock-based compensation	—	—	38,621	—	—	38,621
Other comprehensive income	—	—	—	6,418	—	6,418
Net loss	—	—	—	—	(181,702)	(181,702)
Balance as of September 30, 2023	251,869	$25	$1,647,911	$(1,181)	$(949,182)	$697,573

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2022	247,110	$25	$1,565,197	$(8,351)	$(688,829)	$868,042
Issuance of common stock upon exercise of stock options	1,375	—	5,127	—	—	5,127
Issuance of common stock in connection with restricted stock units, net of tax	105	—	(367)	—	—	(367)
Stock-based compensation	650	—	19,123	—	—	19,123
Other comprehensive loss	—	—	—	(1,645)	—	(1,645)
Net loss	—	—	—	—	(70,254)	(70,254)
Balance as of September 30, 2022	249,240	$25	$1,589,080	$(9,996)	$(759,083)	$820,026

	Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	242,738	$24	$1,515,748	$(1,623)	$(584,362)	$929,787
Issuance of common stock upon exercise of stock options	3,513	1	9,251	—	—	9,252
Issuance of common stock under employee stock purchase plan	284	—	887	—	—	887
Issuance of common stock in connection with restricted stock units, net of tax	105	—	(367)	—	—	(367)
Stock-based compensation	2,600	—	63,561	—	—	63,561
Other comprehensive loss	—	—	—	(8,373)	—	(8,373)
Net loss	—	—	—	—	(174,721)	(174,721)
Balance as of September 30, 2022	249,240	$25	$1,589,080	$(9,996)	$(759,083)	$820,026

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(181,702)	$(174,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	38,621	63,561
Depreciation and amortization expense	15,193	12,979
Impairment of other investments	12,923	5,000
Net amortization and accretion on marketable securities	(6,212)	278
Change in fair value of success payment liabilities	(3,309)	2,177
Non-cash lease income	(1,344)	(1,104)
Loss on property and equipment disposals, net	1,072	97
Change in fair value of equity warrant	—	1,067
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(23)	(672)
Accounts payable	1,039	1,193
Accrued liabilities and other current liabilities	1,020	(5,836)
Deferred revenue	—	(36,299)
Operating lease liabilities, non-current	—	3,331
Other non-current liabilities	(337)	(339)
Net cash used in operating activities	(123,059)	(129,288)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,661)	(19,694)
Purchases of marketable securities	(220,095)	(346,647)
Sales and maturities of marketable securities	507,494	308,153
Net cash provided by (used in) investing activities	284,738	(58,188)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	155	9,252
Proceeds from employee stock purchase plan	1,163	887
Taxes paid related to net share settlement of equity awards	(334)	(367)
Net cash provided by financing activities	984	9,772
Net increase (decrease) in cash, cash equivalents and restricted cash	162,663	(177,704)
Cash, cash equivalents and restricted cash at beginning of period	123,834	294,294
Cash, cash equivalents and restricted cash at end of period	$286,497	$116,590
Represented by:
Cash and cash equivalents	$286,214	$116,311
Restricted cash	283	279
Total	$286,497	$116,590
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for amounts included in the measurement of lease liabilities	$8,030	$8,136
Cash received for amounts related to tenant improvement allowances	$—	$3,238
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$2	$3,563

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
Lyell Immunopharma, Inc. (the “Company”) was incorporated in Delaware in June 2018. The Company is a clinical-stage cell therapy company advancing a pipeline of product candidates for patients with solid tumors utilizing its proprietary ex vivo genetic and epigenetic T‑cell reprogramming technologies. The Company’s primary activities since incorporation have been to develop T‑cell therapies, perform research and development, acquire technology, enter into strategic collaboration and license arrangements, enable and execute manufacturing activities in support of its product candidate development efforts, organize and staff the Company, conduct business planning, establish its intellectual property portfolio, submit regulatory submissions, execute clinical trials, raise capital and provide general and administrative support for these activities.
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
Liquidity and Management’s Plan
The Company discovers and develops product candidates that involve experimental technologies. The product candidates may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources or from the issuance of equity or debt securities. The Company believes that its available cash, cash equivalents and marketable securities as of September 30, 2023 will be adequate to fund its operations at least through the next 12 months from the date these unaudited Condensed Consolidated Financial Statements are issued.
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

Concentrations of Credit Risk and Off-balance Sheet Risk
The Company maintains its cash, cash equivalents and restricted cash with high quality, accredited financial institutions. Restricted cash is cash held in a bank account and is used as collateral associated with the Company’s corporate credit card program. Cash, cash equivalents and restricted cash amounts, at times, may exceed federally insured limits. The Company also makes short-term investments in money market funds, U.S. Treasury securities, U.S. government agency securities and corporate debt securities, which can be subject to certain credit risk. However, the Company mitigates the risks by investing in high‑grade instruments, limiting exposure to any one issuer or type of investment and monitoring the ongoing creditworthiness of the financial institutions and issuers. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to significant risk on these funds. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.
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
Collaboration - In 2018, the Company entered into a research and collaboration agreement with Fred Hutch (“Fred Hutch Collaboration Agreement”) focused on research and development of cancer immunotherapy products. The Company funded aggregate research performed by Fred Hutch of $12.0 million under the Fred Hutch Collaboration Agreement, with the research conducted in accordance with a research plan and budget approved by the parties. The Fred Hutch Collaboration Agreement has a six-year term. The Company incurred $0.3 million and $0.4 million in expense in connection with the Fred Hutch Collaboration Agreement for the three months ended September 30, 2023 and 2022, respectively, and $0.7 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively.
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

The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of September 30, 2023, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The success payment liability was estimated at fair value at inception and at each subsequent reporting period and the associated expense was accreted over the service period of the success payment obligations as research and development expense through 2022. As of December 31, 2022, the Company’s associated success payment liability was fully accreted to fair value as Fred Hutch had provided the requisite service obligation to earn the potential success payment consideration under the continued collaboration. For the three and nine months ended September 30, 2023 and future periods, the change in the Fred Hutch success payment liability fair value is recognized in other income (expense), net, as the requisite service obligation had been met. The success payment liability was $0.4 million and $2.5 million as of September 30, 2023 and December 31, 2022, respectively. With respect to the Fred Hutch Collaboration Agreement success payment obligations, the Company recognized a gain of $1.5 million and expense of $1.4 million for the three months ended September 30, 2023 and 2022, respectively, and a gain of $2.1 million and expense of $0.8 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Collaboration Agreement - In October 2020, the Company entered into a research and collaboration agreement with Stanford (“Stanford Collaboration Agreement”), focused on research and development of cellular immunotherapy products. The Stanford Collaboration Agreement has a four-year term. The Company is committed to fund aggregate research performed by Stanford of $12.0 million under the Stanford Collaboration Agreement, and the research will be conducted in accordance with a research plan and budget approved by the parties. The Company incurred $0.8 million in expense in connection with the Stanford Collaboration Agreement for both the three months ended September 30, 2023 and 2022, respectively, and $2.3 million for both the nine months ended September 30, 2023 and 2022, respectively.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of September 30, 2023, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The estimated fair values of the success payments to Stanford as of September 30, 2023 and December 31, 2022 were $0.8 million and $3.3 million, respectively. The success payment liability is estimated at the fair value at inception and at each subsequent reporting period and the expense is accreted over the service period of the Stanford Collaboration Agreement as research and development expense. The success payment liability was $0.6 million and $1.9 million as of September 30, 2023 and December 31, 2022, respectively. With respect to the Stanford Collaboration Agreement success payment obligations, the Company recognized a gain of $1.2 million and expense of $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and a gain of $1.2 million and expense of $1.4 million for the nine months ended September 30, 2023 and 2022, respectively.
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
The Company recognized no revenue related to the research and development services related to the two initial targets for both the three months ended September 30, 2023 and 2022, and zero and $36.3 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, there were no contract assets or contract liabilities related to the license contract.
PACT
In June 2020, the Company entered into a commitment agreement (“PACT Commitment Agreement”) with PACT Pharma, Inc. (“PACT”) to jointly develop and test an anti-cancer T-cell therapy against solid tumors, in connection with which it also purchased PACT Series C-1 convertible preferred stock, which was recorded in other investments at $36.4 million in the Company’s Condensed Consolidated Balance Sheet. In December 2021, the Company recorded a $36.4 million impairment expense for its investment in PACT.
In February 2021, the Company filed a demand for arbitration seeking, among other things, rescission of the PACT Commitment Agreement. On October 1, 2022, the Company entered into a settlement agreement to resolve its outstanding legal dispute with PACT, pursuant to which PACT issued shares of PACT’s Series D convertible preferred stock to the Company in exchange for the Company’s tender of its PACT Series C-1 convertible preferred stock. The settlement agreement also included the termination of the commitment agreement with PACT. The Company recorded a gain of $2.9 million in October 2022 for the estimated fair value of the PACT Series D convertible preferred stock, which was included in other investments in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2022. In connection with the preparation of the financial statements for the nine months ended September 30, 2023, the Company performed a qualitative assessment of potential indicators of impairment of the PACT Series D convertible preferred stock investment, resulting in $2.9 million impairment expense for the nine months ended September 30, 2023. See Note 5, Other Investments, for additional details regarding the PACT investment impairment.
4. Cash Equivalents and Marketable Securities
The fair value and amortized cost of cash equivalents and marketable securities by major security type are as follows (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$168,800	$—	$—	$168,800
U.S. Treasury securities	249,643	6	(492)	249,157
U.S. government agency securities	69,497	—	(544)	68,953
Corporate debt securities	89,714	—	(151)	89,563
Total cash equivalents and marketable securities	$577,654	$6	$(1,187)	$576,473

Classified as:	Fair Value
Cash equivalents	$264,527
Marketable securities	289,217
Marketable securities, non-current	22,729
Total cash equivalents and marketable securities	$576,473

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$67,970	$—	$—	$67,970
U.S. Treasury securities	277,056	—	(5,257)	271,799
U.S. government agency securities	135,460	1	(1,416)	134,045
Corporate debt securities	221,608	3	(930)	220,681
Total cash equivalents and marketable securities	$702,094	$4	$(7,603)	$694,495

Classified as:	Fair Value
Cash equivalents	$107,780
Marketable securities	516,598
Marketable securities, non-current	70,117
Total cash equivalents and marketable securities	$694,495
The fair values of securities held by the Company in an unrealized loss position for less than 12 months were $247.6 million and $287.8 million as of September 30, 2023 and December 31, 2022, respectively. The fair values of securities held by the Company in an unrealized loss position for greater than 12 months were $104.9 million and $278.7 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, all of the Company’s marketable securities had a maturity date of two years or less, were available for use and were classified as available‑for‑sale. The Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before recovery of their amortized cost basis. The Company determined that there was no material change in the credit risk of the above investments as of both September 30, 2023 and

December 31, 2022. As such, an allowance for credit losses has not been recognized. Gross realized gains and losses were de minimis for the three and nine months ended September 30, 2023 and 2022 and as a result, amounts reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022 were also de minimis. See Note 6, Fair Value Measurements, for additional information regarding cash equivalents and marketable securities.
5. Other Investments
From time to time, the Company makes minority ownership strategic investments. As of September 30, 2023 and December 31, 2022, the aggregate carrying amounts of the Company’s strategic investments in non-publicly traded companies were $32.0 million and $44.9 million, respectively. These investments are measured at initial cost, minus impairment, if any, and plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Cumulative impairments of strategic investments in equity investments without readily determinable fair values still held as of September 30, 2023 and December 31, 2022 were $17.9 million and $5.0 million, respectively.
As a part of the acquisition of each of the Company’s other investments, the Company determines whether an investment or other interest is considered a variable interest. As of September 30, 2023 and December 31, 2022, the Company held an interest in two entities that were concluded to be variable interests for which the Company was not the primary beneficiary. As of September 30, 2023 and December 31, 2022, the carrying value and maximum exposure to loss of the Company’s variable interests were $13.0 million and $15.9 million, respectively, which is recorded in other investments in the Company’s Condensed Consolidated Balance Sheets.
In October 2022, the Company received shares of PACT’s Series D non-voting convertible preferred stock (See Note 3, License, Collaboration and Success Payment Agreements). The Company recognized its investment in PACT preferred stock at its estimated fair value of $2.9 million on October 1, 2022, which was included in the Company’s Condensed Consolidated Balance Sheet within other investments as of December 31, 2022.
For the nine months ended September 30, 2023 and the three and nine months ended September 30, 2022, the Company performed qualitative assessments of potential indicators of impairment and determined that indicators existed for certain of its other investments. The Company did not identify any impairments for the three months ended September 30, 2023. The Company did identify impairments for the nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022. While there was no single event or factor in each instance, the Company considered the underlying companies’ operating cash flow requirements over the next year, liquid asset balances to fund those requirements and the underlying companies’ inability to raise funds as indicators of impairment. Due to these indicators, the Company assessed the valuation of these investments and determined the fair values to be negligible and the impairments to be other-than-temporary in nature. As a result, the Company recorded a $2.9 million impairment expense for the PACT Series D convertible preferred stock investment and a $10.0 million impairment expense for one investment for the nine months ended September 30, 2023 and $5.0 million impairment expense for one investment for the three and nine months ended September 30, 2022, which were recorded within impairment of other investments on the Condensed Consolidated Statements of Operations and Comprehensive Loss and as reductions to the investment balances within other investments on the Condensed Consolidated Balance Sheets.

6. Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$168,800	$—	$—	$168,800
U.S. Treasury securities	—	249,157	—	249,157
U.S. government agency securities	—	68,953	—	68,953
Corporate debt securities	—	89,563	—	89,563
Total financial assets	$168,800	$407,673	$—	$576,473
Financial liabilities:
Success payment liabilities	$—	$—	$1,047	$1,047
Total financial liabilities	$—	$—	$1,047	$1,047

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$67,970	$—	$—	$67,970
U.S. Treasury securities	—	271,799	—	271,799
U.S. government agency securities	—	134,045	—	134,045
Corporate debt securities	—	220,681	—	220,681
Total financial assets	$67,970	$626,525	$—	$694,495
Financial liabilities:
Success payment liabilities	$—	$—	$4,356	$4,356
Total financial liabilities	$—	$—	$4,356	$4,356
The Company measures the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. The Level 2 marketable securities include U.S. Treasury securities, U.S. government agency securities and corporate debt securities, which are valued using third-party pricing sources. The pricing services applied industry standard valuation models. Inputs utilized include market pricing based on real-time trade data for the same or similar securities and other significant inputs derived from or corroborated by observable market data.
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
The following assumptions were incorporated into the calculation of the estimated fair value of the Fred Hutch success payment liability:

	September 30, 2023	December 31, 2022
Fair value of common stock	$1.47	$3.47
Risk-free interest rate	4.26% - 5.42%	3.58% - 4.65%
Expected volatility	80.0%	80.0%
Expected term (in years)	0.71 - 4.22	0.46 - 4.97

The following assumptions were incorporated into the calculation of the estimated fair value of the Stanford success payment liability:

	September 30, 2023	December 31, 2022
Fair value of common stock	$1.47	$3.47
Risk-free interest rate	4.21% - 5.42%	3.58% - 4.65%
Expected volatility	80.0%	80.0%
Expected term (in years)	0.71 - 6.00	0.46 - 6.75
The Company utilizes estimates and assumptions in determining the estimated success payment liabilities and associated changes in fair value. A small change in the valuation of the Company’s common stock may have a relatively large change in the estimated fair value of the success payment liability and associated changes in fair value.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 liabilities (in thousands):

Success Payment Liabilities
Balance at December 31, 2022	$4,356
Change in fair value (1)	(3,309)
Balance at September 30, 2023	$1,047
(1)The change in the fair value associated with the Fred Hutch success payment liabilities of approximately $(2.1) million is recorded in other income (expense), net. The change in the fair value of approximately $(1.2) million associated with the Stanford success payment liabilities is recorded as research and development expenses. (See Note 3, License, Collaboration and Success Payment Agreements).
In October 2022, the Company received non-voting PACT Series D convertible preferred stock with a fair value of $2.9 million (See Note 3, License, Collaboration and Success Payment Agreements). In connection with the preparation of the financial statements for the nine months ended September 30, 2023, the Company performed a qualitative assessment of potential indicators of impairment of the PACT Series D convertible preferred stock investment, resulting in $2.9 million impairment expense for the nine months ended September 30, 2023. See Note 5, Other Investments, for additional details regarding the PACT investment impairment.
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

The following table summarizes the Company’s future minimum operating lease commitments, including expected lease incentives to be received, as of September 30, 2023 (in thousands):

Year Ending December 31:
2023 (remaining three months)	$2,815
2024	11,347
2025	11,859
2026	12,209
2027	12,569
Thereafter	35,525
Total undiscounted lease payments	86,324
Less: imputed interest	(21,687)
Total operating lease liabilities	$64,637

Reported as of September 30, 2023:
Short-term portion of lease liabilities (included in accrued liabilities and other current liabilities)	$6,061
Operating lease liabilities, non-current	58,576
Total	$64,637
The operating lease costs for all operating leases were $2.3 million for both the three months ended September 30, 2023 and 2022, and $6.7 million and $7.0 million for the nine months ended September 30, 2023 and 2022, respectively. The operating lease costs and total commitments for short-term leases were de minimis for the three and nine months ended September 30, 2023 and 2022. Variable lease costs for operating leases were $1.3 million for both the three months ended September 30, 2023 and 2022, and $4.1 million and $3.8 million for the nine months ended September 30, 2023 and 2022, respectively. The weighted-average remaining lease terms for operating leases were 7.0 and 7.8 years as of September 30, 2023 and December 31, 2022, respectively. The weighted‑average discount rates for operating leases were 8.5% as of both September 30, 2023 and December 31, 2022.
In May 2021, the Company entered into a sublease, whereby the Company agreed to sublease approximately 11,000 square feet of its space in South San Francisco, California currently leased by the Company. The sublease is classified as an operating lease and will expire in March 2031. The Company recognized sublease income for this sublease of $0.2 million for both the three months ended September 30, 2023 and 2022, and $0.6 million for both the nine months ended September 30, 2023 and 2022.
In September 2021, the Company entered into a sublease with Sonoma Biotherapeutics, Inc. (“Sonoma”), a related party, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. See Note 12, Related-Party Transactions. As a part of the sublease, in September 2021, the Company received a $4.6 million tenant improvement contribution payment, which is recognized over the term of the sublease. The sublease is classified as an operating lease and will expire in March 2031. The Company recognized Sonoma sublease income of $0.5 million for both the three months ended September 30, 2023 and 2022, and $1.4 million for both the nine months ended September 30, 2023 and 2022.
The Company's sublease income is recognized within other operating income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
8. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 10.0 million shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, no shares of preferred stock were outstanding.
Common Stock
The Company is authorized to issue 500.0 million shares of common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 251,868,968 shares and 249,567,343 shares of the Company’s common stock outstanding, respectively.

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
As of September 30, 2023, 22,478,430 shares were available for future issuance pursuant to the 2021 Plan.
2021 Employee Stock Purchase Plan
In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the Company’s IPO with an initial reserve of 2,470,000 shares. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering or on the purchase date. The number of shares of the Company’s common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, and (2) 4,940,000 shares; provided, however, that the Company’s board of directors may act to provide a lesser increase in number of shares. The Company’s board of directors elected to reserve no additional shares under the 2021 ESPP for the year beginning January 1, 2023. The Company may specify offerings with durations not more than 27 months and may specify shorter purchase periods within each offering. Under the 2021 ESPP, no shares were issued for both the three months ended September 30, 2023 and 2022, and 542,921 and 283,574 shares were issued for the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, 3,905,099 shares were available for future issuance pursuant to the 2021 ESPP.
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
Stock-based Compensation Expense
Stock-based compensation expense by classification included within the Condensed Consolidated Statements of Operations and Comprehensive Loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$4,548	$4,442	$14,439	$12,401
General and administrative	5,968	14,681	24,182	51,160
Total stock-based compensation expense	$10,516	$19,123	$38,621	$63,561
At September 30, 2023, total stock-based compensation cost related to unvested awards not yet recognized was $76.5 million, which is expected to be recognized over a remaining weighted-average period of 2.79 years.
Restricted Stock Units
A summary of the Company’s RSU activity was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested RSUs as of December 31, 2022	872,077	$5.98
RSUs granted	2,559,677	$2.24
RSUs vested	(414,018)	$3.89
RSUs forfeited or canceled	(240,673)	$3.66
Unvested RSUs as of September 30, 2023	2,777,063	$3.04
Stock Options
A summary of the Company’s stock option activity was as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2022	53,849,045	$5.09	7.84	$24,887
Granted	12,276,063	$2.30
Exercised	(1,478,537)	$0.10
Canceled or forfeited	(4,196,756)	$5.26
Options outstanding as of September 30, 2023	60,449,815	$4.63	7.58	$7,517
Options exercisable as of September 30, 2023	32,422,027	$4.90	6.47	$7,517

The fair value of stock options granted to employees, directors and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	4.13%	2.32%
Expected volatility	88.2%	85.6%
Expected term (in years)	6.06	5.98
Expected dividend yield	0%	0%
The weighted-average grant date fair value of options granted for the nine months ended September 30, 2023 and 2022 were $1.69 per share and $4.33 per share, respectively.
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
11. Commitments and Contingencies
License and Collaboration Agreements
The Company has entered into certain license and collaboration agreements, including those identified in Note 3, License, Collaboration and Success Payment Agreements above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial milestones. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause the discontinuance of the programs, including termination of such agreements. Due to the nature of these agreements, the future potential payments are inherently uncertain, and accordingly no amounts had been recorded for the potential future achievement of these targets as of both September 30, 2023 and December 31, 2022.
12. Related-party Transactions
In September 2021, the Company entered into a sublease with Sonoma (“Sonoma Sublease”), with whom the Company has common stockholders with board seats, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. Dr. Klausner, the Chair of the Company’s board of directors, also serves as Board Chair of the board of directors of Sonoma. As a part of the Sonoma Sublease, a $4.6 million tenant improvement contribution payment was made by Sonoma, which is recognized over the term of the Sonoma Sublease. As of both September 30, 2023 and December 31, 2022, there were accrued liabilities and other current liabilities of $0.5 million, and as of September 30, 2023 and December 31, 2022, other non-current liabilities of $3.1 million and $3.5 million, respectively, in connection with the Sonoma Sublease. Total operating income from Sonoma and income solely attributable to the Sonoma Sublease are shown in the table below (in thousands). Total operating income includes income attributable to the sublease, as well as additional operating fees recognized in “other operating income, net” such as common area maintenance charges. See Note 7, Leases, for more detail on the Sonoma Sublease.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sonoma other operating income, net	$638	$659	$1,955	$1,976
Sonoma sublease income	$466	$465	$1,396	$1,396
The Company was party to the GSK Agreement with GSK, which is a holder of more than 10% of the Company’s outstanding common stock. See Note 3, License, Collaboration and Success Payment Agreements. GSK terminated the

GSK Agreement effective December 24, 2022. The Company had no current or non-current deferred revenue in connection with the GSK Agreement as of both September 30, 2023 and December 31, 2022. Revenue recognized in connection with the GSK agreement was zero for both the three months ended September 30, 2023 and 2022, and zero and $36.3 million for the nine months ended September 30, 2023 and 2022, respectively.
13. Subsequent Events
On November 6, 2023, the Company committed to and commenced a reduction in its workforce of approximately 25% to reduce operating costs and improve operating efficiency. The reduction in workforce is expected to be completed in the fourth quarter of 2023. In connection with this reduction in workforce, the Company estimates that it will incur charges of approximately $6 million to $7 million for severance payments, employee benefits and related costs, primarily in the fourth quarter of 2023. Substantially all of the estimated charges are expected to result in future cash expenditures.

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
We apply our technologies with the aim to develop T‑cell therapies with improved and durable clinical outcomes. Our growing pipeline of promising cell product candidates targets solid tumor indications with large unmet needs that are collectively responsible for approximately 180,000 deaths in the U.S. annually. Each of our programs provide opportunities to expand into additional indications beyond the patient populations we are initially targeting. Our lead product candidates are summarized in the table below:
We were incorporated in June 2018. Our primary activities to date have included developing T-cell therapies, performing research and development, acquiring technology, entering into strategic collaboration and license agreements, enabling and executing manufacturing activities in support of our product candidate development efforts, organizing and staffing our company, business planning, establishing our intellectual property portfolio, making regulatory submissions, executing clinical trials, raising capital and providing general and administrative support for these activities. We are early in our research and development efforts and are in Phase 1 clinical development of LYL797, our ROR1 targeted CAR T-cell product candidate, and LYL845, our TIL product candidate. Two additional product candidates that each include novel genetic and epigenetic reprogramming technologies are in preclinical development: LYL119, a ROR1 targeted CAR T-cell product candidate and a second generation TIL product candidate. We do not have any products approved for sale.

Pipeline Programs and Operational Updates
Pipeline Programs
We are advancing four wholly-owned product candidates, including two product candidates in Phase 1 clinical development, LYL797 and LYL845. Two additional product candidates, LYL119 and a second generation TIL product candidate, are in preclinical development.
LYL797 - A genetically and epigenetically reprogrammed ROR1-targeted CAR T-cell product candidate designed for differentiated potency and durability targeting multiple solid tumor indications.
We are applying our c-Jun and Epi‑RTM technologies to our lead CAR T‑cell product candidate, LYL797, which is expected to be an intravenously‑administered CAR T‑cell product targeting the receptor tyrosine kinase-like orphan receptor 1 (ROR1) protein. ROR1 is a fetal protein expressed during embryogenesis and is believed to be important in cell migration, polarity and survival. It is expressed in several cancer types, including triple-negative breast cancer (TNBC), non-small cell lung cancer (NSCLC), ovarian cancer and chronic lymphocytic leukemia, and is generally associated with a poor prognosis. LYL797 contains a CAR with a 4-1BB/CD3ζ intracellular domain, a transmembrane domain, an optimized spacer domain and a single-chain variable fragment (scFv) derived from an R12 rabbit monoclonal antibody that recognizes and binds with high specificity to human ROR1. LYL797 also incorporates c-Jun overexpression and a proprietary optimized truncated version of human EGFR (EGFRopt) used for tracking the CAR T cells in the peripheral blood post treatment and can also be used as a safety measure with the administration of cetuximab, if needed. LYL797 is manufactured utilizing our proprietary Epi‑R technology. Our Epi-R manufacturing protocols comprise proprietary media, optimized cytokine compositions and well-defined cell activation and expansion protocols used during our manufacturing process.
We are initially developing LYL797 for the treatment of ROR1-positive TNBC and NSCLC. Literature indicates that significant subsets of patients with common cancers express ROR1, including TNBC (~60%) and NSCLC (~40%), two of the highest ROR1‑expressing solid tumor indications and, to date, results from our own ROR1 screening program are consistent with what is reported in the literature. If successful, we may expand into other ROR1-positive cancers with a lower incidence of ROR1 expression, including potentially hormone-receptor positive breast cancer, ovarian and other solid tumors.
•Enrollment in the Phase 1 clinical trial of LYL797 is ongoing. The study includes patients with relapsed or refractory TNBC or NSCLC.
•Initial clinical and translational data from at least 20 patients in the Phase 1 trial of LYL797 are expected in the first half of 2024.
•The Phase 1 clinical trial is designed as an open label, dose escalation and expansion trial in patients with relapsed/refractory TNBC who have failed at least two lines of therapy and patients with relapsed/refractory NSCLC who have failed at least one line of therapy. All patients enrolled have tumor specimens positive for ROR1 protein expression by immunohistochemistry. The study will enroll at least 15 patients each with relapsed or refractory TNBC or with NSCLC in the expansion phase of the study.
•A CAR T-cell manufacturing proof-of-concept collaboration with Cellares was initiated as part of an overall manufacturing strategy to build scale and reduce cost. Under the collaboration, the companies have agreed on a proof-of-concept technology transfer process for the manufacture of Lyell’s LYL797 CAR T-cell therapy, using Cellares’ Cell ShuttleTM.
•Initial results from Lyell’s ROR1 screening program indicated that expression of ROR1 in TNBC and NSCLC, 53% (N=77) and 33% (N=18), respectively, is consistent with what has been reported in the literature. The screening program is designed to support Lyell’s current and future clinical trials.
•Presented a LYL797 Trial in Progress poster at the 38th Annual Meeting of the Society for Immunotherapy of Cancer (SITC) in San Diego on November 1-5, 2023.
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
•Preclinical data on the Epi-R P2 manufacturing process designed to shorten TIL manufacturing time without impacting cell number and phenotype was presented at SITC. Epi-R P2 is expected to be incorporated into the Phase 1 trial in 2024.
•Presented a LYL845 Trial in Progress poster was presented at SITC.
LYL119 - An innovative ROR1 CAR T-cell product designed for enhanced cytotoxicity.
A key pillar of our strategy is to continually innovate to develop and advance novel, breakthrough technologies that address key barriers to successful cell therapy for solid tumors. We have advanced a new genetic reprogramming technology, NR4A3 knockout, and a new epigenetic reprogramming technology, Stim‑RTM, that are both incorporated in our next CAR T-cell product candidate, LYL119. These technologies are stackable and complementary to c-Jun and Epi‑R and are designed to further improve the antitumor potency and durability of T cells. LYL119 is being advanced with the goal of potentially creating even greater benefit for patients with ROR1-positive solid tumors.
•An investigational new drug (IND) application is expected to be submitted for LYL119 in the first half of 2024.
•An abstract highlighting preclinical development of LYL119 was presented at SITC.
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
Data demonstrating that T cells rejuvenated with Lyell’s technology have improved expansion capacity and increased expression of biomarkers associated with T-cell stemness, and also exhibit improved antitumor properties compared with non-rejuvenated T-cell controls in sequential cell-killing assays, were presented at the International Society for Stem Cell Research (ISSCR) 2023 Annual Meeting on June 14th in Boston, MA.
•An abstract highlighting rejuvenation of TIL through partial reprogramming was presented at SITC.
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
Our LyFE™ manufacturing center located in Bothell, Washington is approximately 73,000 square feet and is comprised of manufacturing suites, laboratories and offices. LyFE is commissioned and designed to be in compliance with U.S. and European Union current Good Manufacturing Practices (cGMP) standards and has a flexible and modular design enabling CAR T-cell, TIL, TCR T-cell and cGMP viral vector production to control and de-risk the manufacturing sequence and timing of the major components of our supply chain. Owning our own facility has enabled seamless collaboration across research, process development and manufacturing for high-quality reproducibility at manufacturing scale.
We are currently producing clinical supply for our Phase 1 trials at LyFE. At full staffing and capacity, we expect to be able to manufacture approximately 500 infusions per year depending on product candidate mix. While we believe this capacity is sufficient to support our pipeline programs into pivotal trials and, if approved, early commercialization, we are also evaluating third-party manufacturing options, such as the recently initiated CAR T-cell proof-of-concept collaboration with Cellares, as part of an overall manufacturing strategy to build scale and reduce cost.
Macroeconomic Environment
Our business and operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges such as the effects of the ongoing geopolitical conflicts in Ukraine, tensions in U.S.-China relations, escalating armed conflicts and turmoil in the Middle East, the lingering effects of the COVID-19 pandemic, inflationary pressures, interest rate environment, instability in the banking industry and overall market volatility. Fiscal year 2022 and the first half of 2023 were marked by significant market uncertainty, increasing inflationary pressures, banking upheaval, supply constraints and lingering effects from the COVID-19 pandemic. Although some of these negative impacts improved throughout the fiscal year, these market dynamics may continue for the rest of 2023, and these and similar adverse market conditions may negatively impact our business.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Reduction in Workforce
On November 6, 2023, we committed to and commenced a reduction in our workforce of approximately 25% to reduce operating costs and improve operating efficiency. The restructuring prioritized investment in our clinical stage programs and core research platforms and streamlined operations. The reduction in workforce is expected to be completed in the fourth quarter of 2023. In connection with this reduction in workforce, we estimate that we will incur charges of approximately $6 million to $7 million for severance payments, employee benefits and related costs, primarily in the fourth quarter of 2023. Substantially all of the estimated charges are expected to result in future cash expenditures. The estimated charges that we expect to incur are subject to a number of assumptions, and actual results may differ materially from these estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction in workforce.
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
Research and development expenses also include non-cash expenses related to the change in the estimated fair value of the success payment obligations over their respective requisite service terms granted to Fred Hutchinson Cancer Center (Fred Hutch) and The Board of Trustees of the Leland Stanford Junior University (Stanford). As of December 31, 2022, Fred Hutch had provided the requisite service obligation to earn the potential success payment consideration under the continued collaboration. For the three and nine months ended September 30, 2023 and future periods, the change in the Fred Hutch success payment liability fair value is recognized in other income (expense), net, as the requisite service obligation had been met. See Note 3, License, Collaboration and Success Payment Agreements, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. Research and development expenses related to our success payment liabilities are unpredictable and may vary significantly from quarter‑to‑quarter and year‑to‑year due to changes in our assumptions used in the calculation.
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
Research and development activities account for a significant portion of our operating expenses. We anticipate that our research and development expenses will increase over the foreseeable future as we expand our research and development efforts including completing nonclinical studies, commencing planned clinical trials, conducting and completing current and planned clinical trials, seeking regulatory approvals of our product candidates, identifying new product candidates and incurring costs to acquire and license technology platforms. A change in the outcome of any of these variables could mean a significant change in the costs and timing associated with the development of our product candidates. Because we are early in our research and clinical development efforts of our product candidates, and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the nonclinical development, clinical development and commercialization of product candidates or whether, or when, we may achieve profitability.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of the change in fair value associated with our success payment liabilities to Fred Hutch for three and nine months ended September 30, 2023 and primarily of changes in the fair value of an equity warrant investment held for the three and nine months ended September 30, 2022.
Impairment of Other Investments
Impairment of other investments consists of a reduction in the value of certain other investments.
Results of Operations
Three and Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Revenue	$25	$3	$22	$117	$36,297	$(36,180)
Operating expenses:
Research and development	43,849	41,607	2,242	135,950	121,156	14,794
General and administrative	15,507	26,084	(10,577)	53,816	90,959	(37,143)
Other operating income, net	(292)	(1,251)	959	(2,149)	(3,544)	1,395
Total operating expenses	59,064	66,440	(7,376)	187,617	208,571	(20,954)
Loss from operations	(59,039)	(66,437)	7,398	(187,500)	(172,274)	(15,226)
Interest income, net	6,608	2,251	4,357	16,369	3,600	12,769
Other income (expense), net	1,578	(1,068)	2,646	2,352	(1,047)	3,399
Impairment of other investments	—	(5,000)	5,000	(12,923)	(5,000)	(7,923)
Total other income (loss), net	8,186	(3,817)	12,003	5,798	(2,447)	8,245
Net loss	$(50,853)	$(70,254)	$19,401	$(181,702)	$(174,721)	$(6,981)

Revenue
Revenue was approximately zero for both the three months ended September 30, 2023 and 2022, and $0.1 million and $36.3 million for the nine months ended September 30, 2023 and 2022, respectively. The GSK Agreement was terminated in December 2022 and, therefore, no further research and development pursuant to the GSK Agreement was performed in the first nine months of 2023, which drove the decrease in revenue of $36.2 million for the nine months ended September 30, 2023. The revenue for the nine months ended September 30, 2022 was primarily due to a $35.3 million revenue adjustment recorded in 2022 due to a change in estimate in connection with the GSK Agreement following a mutual agreement with GSK to conclude research activities on an undisclosed target for hematological cancers. The change in estimate decreased the related estimated project costs, which resulted in an increase in the measure of proportional cumulative performance. See Note 3, License, Collaboration and Success Payment Agreements – GSK, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about the termination of the GSK Agreement.
Research and Development Expenses
The following table summarizes the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Personnel	$19,922	$16,488	$3,434	$61,727	$50,513	$11,214
Facilities and technology	12,899	13,623	(724)	39,732	39,296	436
Research activities, collaborations and outside services	12,274	9,055	3,219	35,740	29,170	6,570
Success payments	(1,246)	2,441	(3,687)	(1,249)	2,177	(3,426)
Total research and development expenses	$43,849	$41,607	$2,242	$135,950	$121,156	$14,794
Research and development expenses were $43.8 million and $41.6 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $2.2 million was primarily due to an increase of $3.4 million in personnel‑related expenses mainly due to an increase in headcount to expand our research, development and manufacturing capabilities; an increase of $3.2 million in research activities, collaborations and outside services primarily driven by an increase in research and laboratory costs mainly due to clinical trials, partially offset by a reduction in professional services and collaborations and license expenses primarily related to the completion of certain sponsored research agreements; a decrease of $3.7 million associated with our success payment liabilities driven by the decrease in our stock price, with $1.4 million of the change due to recognizing the Fred Hutch success payment liability fair value change in other income (expense), net for the three months ended September 30, 2023; and a decrease of $0.7 million in facilities and technology costs primarily related to lower software implementation costs.
Research and development expenses were $136.0 million and $121.2 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $14.8 million was primarily due to an increase of $11.2 million in personnel-related expenses, that was mainly due to an increase in headcount to expand our research, development and manufacturing capabilities to support increases in clinical trial enrollment; an increase of $6.6 million in research activities, collaborations and outside services primarily driven by an increase in research and laboratory costs mainly due to clinical trials, partially offset by a reduction professional services and collaboration and license expenses primarily related to the completion of certain sponsored research agreements; an increase of $0.4 million in facilities and technology costs primarily related to increased infrastructure to support our expansion in research and development, manufacturing capabilities and associated headcount growth; and a decrease of $3.4 million in expense associated with our success payment liabilities driven by the decrease in our stock price, with $0.8 million of the change due to recognizing the Fred Hutch success payment liability fair value change in other income (expense), net for the nine months ended September 30, 2023.
General and Administrative Expenses
General and administrative expenses were $15.5 million and $26.1 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $10.6 million was primarily due to a decrease of $8.7 million in stock-based compensation expense, primarily related to significant awards being fully expensed, a decrease of $1.4 million in outside services primarily due to a decrease in legal and consulting expenses and a decrease of $0.7 million in other administrative expenses.

General and administrative expenses were $53.8 million and $91.0 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $37.1 million was primarily due to a decrease of $27.0 million in stock-based compensation expense, primarily related to significant awards being fully expensed, a decrease of $8.2 million in outside services attributed to lower legal and consulting expenses and a decrease of $2.0 million in other administrative expenses.
Other Operating Income, Net
Other operating income, net was $0.3 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively, and $2.1 million and $3.5 million for the nine months ended September 30, 2023 and 2022, respectively.
Interest Income, Net
Interest income, net was $6.6 million and $2.3 million for the three months ended September 30, 2023 and 2022, respectively, and $16.4 million and $3.6 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in interest income, net was primarily driven by higher interest rates in 2023.
Other Income (Expense), Net
Other income (expense), net was $1.6 million and $(1.1) million for the three months ended September 30, 2023 and 2022, respectively, and $2.4 million and $(1.0) million for the nine months ended September 30, 2023 and 2022, respectively. The changes in other income (expense), net were primarily due to the change in fair value associated with our success payment liabilities to Fred Hutch for the three and nine months ended September 30, 2023; the fair value changes of Fred Hutch success payment liabilities are recognized in other income (expense), net for the three and nine months ended September 30, 2023 as Fred Hutch had provided the requisite service obligation to earn the potential success payment consideration under the continued collaboration as of December 2022.
Impairment of Other Investments
For the nine months ended September 30, 2023, the $12.9 million impairment of other investments consisted of the full impairment of two of our other investments. For the three and nine months ended September 30, 2022, the $5.0 million impairment consisted of the full impairment of one of our other investments. See Note 5, Other Investments, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q, for additional details regarding the impairments of other investments.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through the sale and issuance of convertible preferred stock, the sale of common stock in connection with our initial public offering (IPO) and business development activities. As of September 30, 2023, we had $598.2 million in cash, cash equivalents and marketable securities. Since our inception, we have incurred significant operating losses. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product for a number of years, if ever. We had an accumulated deficit of $949.2 million as of September 30, 2023. From June 29, 2018 (inception) through September 30, 2023, we raised an aggregate of $1,405.7 million in gross proceeds from the sales of our convertible preferred stock prior to the IPO and sales of our common stock in the IPO.
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
Future Funding Requirements
We expect to incur additional expenses and operating losses in the foreseeable future as we conduct and expand our research and development efforts, including conducting nonclinical studies and clinical trials, developing new product candidates, establishing manufacturing capabilities and funding our operations generally. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs into 2027. However, we anticipate that we will need to raise additional capital in the future to fund our operations, including further development of our product candidates and the commercialization of any approved product candidates. In addition, we regularly consider fund-raising opportunities and may decide, from time to time, to raise additional capital, including pursuant to the Equity Distribution Agreement, based on various factors, including market conditions and our plans of operation. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. For example, although we committed to implementing a reduction in workforce in the fourth quarter of 2023 to reduce our operating costs and improve operating efficiency, we may not achieve the expected benefits of our cost preservation efforts on the expected timeline, or at all, and we could otherwise consume capital more rapidly than we currently anticipate.
Our future capital requirements will depend on many factors, including:
•the scope, timing, progress, costs and results of discovery, nonclinical development and clinical trials for our current and future product candidates;
•the number of clinical trials required for regulatory approvals of our current and future product candidates;
•the costs, timing and outcome of regulatory review of any of our current and future product candidates;
•advances in our genetic and epigenetic reprogramming technologies, as well as other research and development efforts;
•the cost of manufacturing clinical and commercial supplies of our current and future product candidates;
•the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•the need to build additional manufacturing facilities or expand the capacity of our existing one or find suitable third-party manufacturing partners;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•our ability to maintain existing, and establish new, collaborations, licenses, product acquisitions or other strategic transactions and the fulfillment of our financial obligations under any such agreements, including the timing and amount of any success payments, future contingent payments, milestone, royalty or other payments due under any such agreement;
•the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•expenses to attract, hire and retain skilled personnel;
•the costs of operating as a public company;
•the need to expand our operational, financial and management systems;
•any potential disputes or litigation and our related responses; and
•the extent to which we acquire or invest in businesses, products and technology platforms.
Until such time as we complete nonclinical and clinical development and receive regulatory approval of our product candidates and can generate significant revenue from product sales, if ever, we expect to finance our operations from the sale of additional equity or debt financings, or other capital that may come in the form of strategic collaborations, licensing, or other arrangements. In the event that additional capital is required, we may not be able to raise it on terms acceptable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, including pursuant to the Equity Distribution Agreement, it may result in dilution to our existing stockholders. Debt financing or preferred equity financing, if available, may result in increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations. If we raise funds through strategic collaboration, licensing or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potentially unfavorable global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, actual or perceived changes in interest rates and economic inflation, the current or anticipated impact of geopolitical instability and otherwise. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Material Cash Requirements
We continually evaluate our liquidity and capital resources to ensure that we can adequately and efficiently finance our operations. As of September 30, 2023, our material cash requirements consisted primarily of paying salaries and benefits, conducting clinical trials and research, improving our manufacturing capabilities, providing the technology and facilities necessary to support our operations, funding operating lease obligations and other payments related to our collaborative agreements, including anticipated success payments and license fees. See Note 3, License, Collaboration and Success Payment Agreements, and Note 7, Leases, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(123,059)	$(129,288)
Investing activities	284,738	(58,188)
Financing activities	984	9,772
Net increase (decrease) in cash, cash equivalents and restricted cash	$162,663	$(177,704)
Operating Activities
During the nine months ended September 30, 2023, net cash used in operating activities was $123.1 million, reflecting our net loss of $181.7 million, partially offset by non-cash items primarily related to stock-based compensation expense of $38.6 million, depreciation and amortization expense of $15.2 million and impairment of other investments of $12.9 million. Non-cash net amortization and accretion on marketable securities of $6.2 million also contributed to net cash used in operating activities.
During the nine months ended September 30, 2022, net cash used in operating activities was $129.3 million, primarily reflecting our net loss of $174.7 million, partially offset by non-cash items mainly related to stock-based compensation expense of $63.6 million, depreciation and amortization of $13.0 million and impairment of other investments of $5.0 million. Non-cash deferred revenue of $36.3 million and accrued liabilities and other current liabilities of $5.8 million also contributed to net cash used in operating activities.
Investing Activities
During the nine months ended September 30, 2023, cash provided by investing activities was $284.7 million, consisting of net maturities, sales and purchases of marketable securities of $287.4 million offset by purchases of property and equipment of $2.7 million.
During the nine months ended September 30, 2022, cash used in investing activities was $58.2 million, consisting of net maturities, sales and purchases of marketable securities of $38.5 million and purchases of property and equipment of $19.7 million.
Financing Activities
During the nine months ended September 30, 2023, cash provided by financing activities was $1.0 million, consisting of proceeds from the employee stock purchase plan of $1.2 million and proceeds from the exercise of stock options of $0.2 million, partially offset by taxes paid related to the net share settlement of equity awards of $0.3 million.
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
Interest Rate Risk
We had cash equivalents of $264.5 million as of September 30, 2023, which consisted of money market funds and highly liquid investments purchased with original maturities of three months or less from the purchase date. We also had marketable securities of $311.9 million as of September 30, 2023. The primary objective of our investment activities is to preserve capital to fund our operations, and we currently do not hedge our interest rate risk exposure. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material effect on our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We had no debt outstanding as of September 30, 2023.
Foreign Currency Exchange Risk
All of our employees and operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. We therefore are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we have contracted with and may continue to contract with non-U.S. vendors who we may pay in their local currency. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. To date, foreign currency transaction gains and losses have not been material to our Condensed Consolidated Financial Statements, and we have not had a formal hedging program with respect to foreign currency. We believe a hypothetical 10% change in exchange rates during any of the periods presented would not have a material effect on our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and our clinical trial costs. We believe that inflation has not had a material effect on our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Regardless of outcome, any such proceedings or claims is subject to inherent uncertainties and can have an adverse impact on us because of defense and settlement costs, diversion of time and resources and other factors, and there can be no assurances that favorable outcomes will be obtained.
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
•We currently manufacture drug products for our clinical trials ourselves. Delays in further qualifying or in receiving regulatory approvals for any manufacturing facility or product candidates, or in expanding our manufacturing capacity or finding suitable third-party manufacturing partners, could delay our development plans and thereby limit our ability to generate product revenues.
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
•We rely on third parties to conduct, supervise and monitor a significant portion of our research and nonclinical studies and clinical trials for our product candidates, and, if those third parties do not successfully carry out their contractual duties, comply with regulatory requirements or otherwise perform satisfactorily, we may not be able to obtain regulatory approval or commercialize product candidates, or such approval or commercialization may be delayed, and our business may be substantially harmed.
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
•Our cellular therapy product candidates represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development or delays in or our inability to achieve regulatory approvals, commercialization or payor coverage of our product candidates.
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
Risks Related to Our Financial Condition, Limited Operating History and Need for Additional Capital
We are an early clinical stage biopharmaceutical company and have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing net losses for the foreseeable future.*
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove safe and effective, gain regulatory approval or become commercially viable. We are an early clinical stage biopharmaceutical company, and we do not have any products approved by regulatory authorities and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. Since our inception, we have not generated any revenue from product sales and have incurred significant net losses. Substantially all of our net losses since inception have resulted from our research and development programs and general and administrative costs associated with our operations. As of September 30, 2023, we had an accumulated deficit of $949.2 million.
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
We expect to incur additional expenses and operating losses in the foreseeable future, if and as we:
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

We will require substantial additional capital to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.*
We expect to expend substantial resources for the foreseeable future to advance and expand our research pipeline, conduct nonclinical studies and pursue clinical development and manufacturing of our product candidates. We also expect to continue to expend resources for the development of our technology platforms. These expenditures will include costs associated with research and development, potentially acquiring or licensing new technologies, conducting nonclinical studies and clinical trials and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. We will also need to make significant expenditures to develop a commercial organization capable of sales, marketing and distribution for any products, if any, that we intend to sell ourselves in the markets in which we choose to commercialize. In addition, we may be required to make substantial payments related to our success payment agreements and other contingent consideration payments under our license and collaboration agreements. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the discovery, development and commercialization of our existing and potential product candidates, and other unanticipated costs may arise.
As of September 30, 2023, we had $598.2 million in cash, cash equivalents and marketable securities. As a result of expense timing, as well as diligent expense management, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs into 2027. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital to complete clinical development of any of our current programs.
We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all, and our ability to raise additional capital may be adversely impacted by potentially unfavorable global economic conditions or conditions in the biotechnology sector of the market, including disruptions to, or volatility in the credit and financial markets in the United States and worldwide, actual or perceived changes in interest rates and economic inflation, the current or anticipated impact of geopolitical instability and otherwise. If adequate funds are not available to us on a timely basis, including pursuant to the Equity Distribution Agreement, we may be required to delay, limit, reduce or terminate nonclinical studies, clinical trials or other development activities for our product candidates or delay, limit, reduce or terminate our establishment of sales, marketing and distribution capabilities or other activities that may be necessary to commercialize our product candidates.
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
We are highly dependent on our key personnel and, if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, manufacturing, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors and our inability to find suitable replacements could result in delays in product development and harm our business. We conduct substantially all of our operations at our facilities in the San Francisco, Seattle and Bothell metropolitan areas. These regions are headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in these markets is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity that vests over time. The value to employees of equity incentives that vest over time may be significantly affected by factors beyond our control, including market conditions and volatility, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, we may nevertheless experience attrition from members of our management, scientific and development teams. For example, over the past twelve months, there have been departures of executive officers, including most recently our chief medical officer. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. Our recently announced reduction in workforce may yield unintended consequences and costs, such as difficulty retaining and motivating remaining employees, increased difficulty in our day-to-day operations and loss of institutional knowledge and expertise and difficulty in attracting and hiring qualified employees in the future. We may also be subject to reputational risks and litigation risks and expenses.
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
Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.*
Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, later in March 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. While the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program, and there is no guarantee that such programs will be sufficient. Additionally, it is uncertain whether the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
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

Risks Related to Manufacturing
We currently manufacture drug products for our clinical trials ourselves. Delays in further qualifying or in receiving regulatory approvals for any manufacturing facility or product candidates, or in expanding our manufacturing capacity, could delay our development plans and thereby limit our ability to generate product revenues.*
We have built our own manufacturing facility in Bothell, Washington. The facility is designed to support the production of nonclinical and clinical development product candidates and early commercialization of products, and ongoing facility and equipment qualification to support clinical production is required. If we are not able to further qualify our existing facility or the appropriate regulatory approvals for the facility are delayed, or if we are unable to otherwise expand our manufacturing capacity, we may be unable to manufacture sufficient quantities of our product candidates, if at all, which would limit our development activities and our opportunities for growth.
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
If our sole clinical or commercial manufacturing facility or any of our contract manufacturing organizations is damaged or destroyed or production at these facilities is otherwise interrupted, our business would be negatively affected.*
We operate a single manufacturing facility in Bothell, Washington and may rely on third-party contract manufacturing organizations to meet our current and future manufacturing needs. If our manufacturing facility or any facility in our manufacturing network, or the equipment in these facilities, is either damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity, if at all. In the event of a temporary or protracted loss of a facility or its equipment, we may not be able to transfer manufacturing to a third party in the time required to maintain supply. Even if we are able to transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements or may require regulatory approval before selling any products manufactured at that facility. Such an event could substantially delay our clinical trials or commercialization of our product candidates.
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

We may rely on third parties to manufacture our product candidates, which subjects us to risks and could delay or prevent our development and/or commercialization, if approved, of our product candidates.*
We may rely on third parties to manufacture our current or future product candidates. We may be unable to identify manufacturers for our product candidates or the materials required to develop the cellular therapy on acceptable terms or at all because the number of potential manufacturers is limited. We are currently evaluating third‑party manufacturing options, including an automated manufacturing platform from Cellares for the manufacture of our LYL797 CAR T-cell therapy. Engaging a third-party manufacturer will require testing and regulatory interactions, and a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA questions, if any. Such potential third-party manufacturers may be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.
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
Furthermore, healthcare and hospital resources, including both front-line and administrative staff, may continue to be negatively impacted by the lingering effects of the COVID-19 pandemic and other macroeconomic factors, which may delay enrollment in our current and planned clinical trials. For example, some patients may not be able to comply with clinical trial protocols due to lack of healthcare support or potential interruptions of healthcare services. Our ability to recruit and retain patients, principal investigators and site staff may also be hindered, which would adversely affect our trial operations.
Patient enrollment depends on many additional factors, including:
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
•the availability of new drugs approved for the indication that the clinical trial is investigating; and
•clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available approved or investigational therapies.
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
To date, we have not fully enrolled or completed any clinical trials required for the approval of our product candidates. We may experience delays in initiating, enrolling or conducting our current and planned clinical trials, and we do not know whether clinical trials will begin or enroll subjects on time, will need to be redesigned, will achieve expected enrollment rates or will be completed on schedule, if at all. Obtaining sufficient and specific tumor tissues is needed for our Phase 1 clinical trials of LYL797 and LYL845 in multiple solid tumor indications. Our inability to obtain the specific tumor tissues or sufficient amount of tumor tissues in a timely manner or at all could delay or preclude our ability to execute and complete the clinical trials. There can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical trials of any of our product candidates on clinical hold in the future. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including in connection with:
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
Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. In February 2022, the FDA resumed on-site inspections of domestic manufacturing facilities, subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, in April 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized or deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to health epidemics. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Interference, derivation or opposition proceedings provoked by third parties, brought by us or our partners, or brought by the USPTO or any non-U.S. patent authority may be necessary to determine the priority of inventions or matters of inventorship with respect to our patents or patent applications. We or our partners may also become involved in other proceedings, such as reexamination or opposition proceedings, inter partes review, post-grant review or other pre-issuance or post-grant proceedings in the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property of others. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover and protect our product candidates. An unfavorable outcome in any of these proceedings could require us or our partners to cease using the related technology and commercializing our product candidates, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our partners a license on commercially reasonable terms if any license is offered at all. Even if we or our licensors obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
The market price of our common stock has been, and may continue to be, volatile, which could result in substantial losses for investors.*
The market price of our common stock has been, and may continue to be, volatile and may fluctuate substantially as a result of a variety of factors, many of which are beyond our control. Some of the factors that may cause the market price of our common stock to fluctuate are listed below and other factors described in this “Risk Factors” section:
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
•labor discord or disruption, geopolitical events, social unrest, war, including repercussions of the military conflict between Russia and Ukraine, tensions in U.S.-China relations, escalating armed conflicts and turmoil in the Middle East, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest and other health pandemics;
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
Sales of a substantial number of shares of our common stock by our existing stockholders could cause the price of our common stock to decline.*
At any time, sales of a substantial number of shares of our common stock in the public market could occur, or there could be a perception in the market that the holders of a large number of shares of common stock intend to sell shares, and any such event could reduce the market price of our common stock. As of September 30, 2023, we have 251,868,968 shares of common stock outstanding. Substantially all of the shares of our common stock outstanding and shares issued upon the exercise of stock options outstanding under our equity incentive plans, subject to applicable securities law restrictions, may be able to be sold in the public market.
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
In addition, as a “large accelerated filer,” we were required to hold a say-on-pay vote and a say-on-frequency vote at our 2023 annual meeting of stockholders. As a result, we required additional attention from management with respect to our disclosures and have incurred and will incur increased costs, including higher legal fees, accounting fees, consultant fees and fees associated with investor relations activities, among others, and, as a result, our business, operating results and financial condition could be adversely affected.
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
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the third quarter of 2023, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) and (c) of Regulation S-K, respectively.
Amended and Restated Bylaws
On November 3, 2023, our board of directors approved an amendment and restatement of our Amended and Restated Bylaws, effective as of such date (the Amended Bylaws). Among other matters, the Amended Bylaws (i) revises the procedures and disclosures for the nomination of directors in accordance with Rule 14a-19 of the Securities Exchange Act of 1934, as amended, including that the stockholder proposing business or nominating directors provide certain additional information regarding the stockholder and the proposal or nominee, as applicable, and any candidate for the board of directors nominated by a stockholder must provide certain additional information and representations; (ii) updates certain provisions in accordance with certain amendments to the Delaware General Corporation Law, including when additional notice need not be given of an adjourned meeting, board meeting quorum requirements and the elimination of the requirement that the stockholder list be made available for inspection during a meeting of stockholders; and (iii) makes other administrative, modernizing, clarifying and conforming changes.

The foregoing summary of the Amended Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended Bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Reduction in Workforce
On November 6, 2023, we committed to and commenced a reduction in our workforce of approximately 25% to reduce operating costs and improve operating efficiency. The restructuring prioritized investment in our clinical stage programs and core research platforms and streamlined operations. The reduction in workforce is expected to be completed in the fourth quarter of 2023.
In connection with this reduction in workforce, we estimate that we will incur charges of approximately $6 million to $7 million for severance payments, employee benefits and related costs, primarily in the fourth quarter of 2023. Substantially all of the estimated charges are expected to result in future cash expenditures. The estimated charges that we expect to incur are subject to a number of assumptions, and actual results may differ materially from these estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction in workforce. This disclosure is provided in this Part II, Item 5 in lieu of disclosure under Item 2.05 of Form 8-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-8	333-257249	4.1	06/21/2021
3.2*	Amended and Restated Bylaws.					X
4.1	Form of Common Stock Certificate.	S-1/A	333-256470	4.1	06/09/2021
4.2	Amended and Restated Investors' Rights Agreement, by and among the Registrant and certain of its stockholders, dated March 5, 2020.	S-1	333-256470	4.2	05/25/2021
10.1*	Offer Letter by and between the Registrant and Matthew Lang, dated May 12, 2023.					X
10.2*	Non-Employee Director Compensation Policy.					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
32.1*«	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

Lyell Immunopharma, Inc.

Date: November 7, 2023	By:	/s/ CHARLES NEWTON
Charles Newton
Chief Financial Officer (Principal Financial and Accounting Officer)