Form 10-Q
period 2024-03-31
Lyell Immunopharma, Inc.
filed 2024-05-06
CIK 1806952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2024, the registrant had 254,939,222 shares of common stock, $0.0001 par value per share, outstanding.

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
•the benefits associated with the U.S. Food and Drug Administration’s (FDA) Orphan Drug designation (ODD), including potential tax credits for qualified clinical trials, prescription drug user-fee exemptions and potential seven-year marketing exclusivity upon FDA approval and comparable benefits associated with foreign ODDs in other countries, if we receive ODD outside the United States;
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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$125,650	$145,647
Marketable securities	400,650	400,576
Prepaid expenses and other current assets	7,865	8,463
Total current assets	534,165	554,686
Restricted cash	286	284
Marketable securities, non-current	—	16,506
Other investments	19,000	32,001
Property and equipment, net	97,836	102,654
Operating lease right-of-use assets	38,695	39,663
Other non-current assets	4,238	4,235
Total assets	$694,220	$750,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,895	$4,817
Accrued liabilities and other current liabilities	24,914	28,126
Success payment liabilities	2,544	1,576
Total current liabilities	32,353	34,519
Operating lease liabilities, non-current	55,159	56,894
Other non-current liabilities	3,551	3,664
Total liabilities	91,063	95,077
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000 shares authorized at March 31, 2024 and December 31, 2023; 254,927 and 253,958 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	25	25
Additional paid-in capital	1,666,315	1,657,133
Accumulated other comprehensive loss	(404)	(94)
Accumulated deficit	(1,062,779)	(1,002,112)
Total stockholders’ equity	603,157	654,952
Total liabilities and stockholders’ equity	$694,220	$750,029
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$3	$65
Operating expenses:
Research and development	43,174	44,630
General and administrative	13,494	19,279
Other operating income, net	(1,090)	(1,288)
Total operating expenses	55,578	62,621
Loss from operations	(55,575)	(62,556)
Interest income, net	6,819	4,497
Other income, net	1,090	1,100
Impairment of other investments	(13,001)	(10,000)
Total other loss, net	(5,092)	(4,403)
Net loss	(60,667)	(66,959)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	(310)	3,720
Comprehensive loss	$(60,977)	$(63,239)

Net loss per common share, basic and diluted	$(0.24)	$(0.27)
Weighted-average shares used to compute net loss per common share, basic and diluted	254,252	249,591
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	253,958	$25	$1,657,133	$(94)	$(1,002,112)	$654,952
Issuance of common stock upon exercise of stock options	869	—	103	—	—	103
Issuance of common stock in connection with restricted stock units, net of tax	100	—	(76)	—	—	(76)
Stock-based compensation	—	—	9,155	—	—	9,155
Other comprehensive income	—	—	—	(310)	—	(310)
Net loss	—	—	—	—	(60,667)	(60,667)
Balance as of March 31, 2024	254,927	$25	$1,666,315	$(404)	$(1,062,779)	$603,157

	Three Months Ended March 31, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	249,567	$25	$1,608,306	$(7,599)	$(767,480)	$833,252
Issuance of common stock in connection with restricted stock units, net of tax	42	—	(69)	—	—	(69)
Stock-based compensation	—	—	13,882	—	—	13,882
Other comprehensive loss	—	—	—	3,720	—	3,720
Net loss	—	—	—	—	(66,959)	(66,959)
Balance as of March 31, 2023	249,609	$25	$1,622,119	$(3,879)	$(834,439)	$783,826

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,667)	$(66,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of other investments	13,001	10,000
Stock-based compensation expense	9,155	13,882
Depreciation and amortization expense	5,024	5,027
Net amortization and accretion on marketable securities	(4,367)	(1,850)
Gain on marketable equity securities	(1,535)	—
Change in fair value of success payment liabilities	968	(1,708)
Non-cash lease income	(373)	(293)
Loss on property and equipment disposals, net	15	—
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	595	(408)
Accounts payable	(113)	2,069
Accrued liabilities and other current liabilities	(3,606)	(5,860)
Other non-current liabilities	(113)	(112)
Net cash used in operating activities	(42,016)	(46,212)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(30)	(1,533)
Purchases of marketable securities	(108,011)	(108,560)
Maturities of marketable securities	130,035	142,247
Net cash provided by investing activities	21,994	32,154
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	103	—
Taxes paid related to net share settlement of equity awards	(76)	(69)
Net cash provided by (used in) financing activities	27	(69)
Net decrease in cash, cash equivalents and restricted cash	(19,995)	(14,127)
Cash, cash equivalents and restricted cash at beginning of period	145,931	123,834
Cash, cash equivalents and restricted cash at end of period	$125,936	$109,707
Represented by:
Cash and cash equivalents	$125,650	$109,426
Restricted cash	286	281
Total	$125,936	$109,707
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for amounts included in the measurement of lease liabilities	$2,659	$2,406
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$220	$395

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
The Condensed Consolidated Balance Sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. Certain information and footnote disclosures typically included in the Company’s audited consolidated financial statements have been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented, but are not necessarily indicative of results to be expected for any future annual or interim period.
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Liquidity and Management’s Plan
The Company discovers and develops product candidates that involve experimental technologies. The product candidates may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources or from the issuance of equity or debt securities. The Company believes that its available cash, cash equivalents and marketable securities as of March 31, 2024 will be adequate to fund its operations at least through the next 12 months from the date these unaudited Condensed Consolidated Financial Statements are issued.
Use of Estimates
The preparation of the Company’s Condensed Consolidated Financial Statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect reported amounts and related disclosures. Specific accounts that require management estimates include, but are not limited to, stock-based compensation, valuation of success payments, valuation of other investments and accrued expenses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
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
Significant Accounting Policies
There have been no material changes to the significant accounting policies from the Annual Report on Form 10-K for the year ended December 31, 2023, except as set forth below regarding the Company’s stock-based compensation policy for performance-based restricted stock units (“PSUs”).
Stock-based Compensation
Under ASC 718, the Company measures and recognizes expense for PSUs that settle in stock. The Company granted PSUs that vest upon the achievement of certain performance conditions to certain key employees. For awards with performance conditions that do not vest unless a performance condition is met, the Company recognizes expense if, and to the extent that, the Company estimates that the achievement of the performance condition is probable. At each reporting date, the Company is required to evaluate whether achievement of a performance condition is probable. Compensation expense is recorded over the appropriate service period based upon the Company’s assessment of accomplishing each performance condition.
The fair values of the Company’s PSUs that have market-based metrics are estimated using Monte Carlo simulations. The Company applies an accelerated attribution method to recognize stock-based compensation expense over the applicable service period for these awards. The number of shares expected to be earned is considered in the grant date valuation; therefore, the expense is not subsequently adjusted to reflect the actual shares ultimately earned.
The fair values of PSUs that do not have market-based metrics are based upon the grant date stock price. Compensation expense is recognized for the number of shares expected to be earned after assessing the probability that a certain performance condition will be met and the targeted payout level associated with the performance condition expected to be achieved. Cumulative adjustments are recorded each quarter to reflect the estimated outcome of the performance-related conditions until the date results are determined and settled. If performance conditions are not met or not expected to be met, any compensation expense previously recognized associated with the awards will be reversed.
Recent Accounting Pronouncements
Recently Adopted
None.
Not Yet Adopted
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands required disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. Entities with a single reportable segment are required to provide all the updated and existing segment disclosures required by Topic 280. The amendments are effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is assessing the effect of the new disclosure requirements and does not anticipate the adoption will have a material impact to the Company’s financial statements.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024 and may be applied either prospectively or retrospectively. The Company is assessing the effect of the new disclosure requirements and does not anticipate the adoption will have a material impact to the Company’s financial statements.

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
Collaboration - In 2018, the Company entered into a research and collaboration agreement with Fred Hutch (“Fred Hutch Collaboration Agreement”) focused on research and development of cancer immunotherapy products. The Company funded aggregate research performed by Fred Hutch of $12.0 million under the Fred Hutch Collaboration Agreement, with the research conducted in accordance with a research plan and budget approved by the parties. The Fred Hutch Collaboration Agreement has a six-year term. The Company incurred $0.1 million and $0.3 million in expense in connection with the Fred Hutch Collaboration Agreement for the three months ended March 31, 2024 and 2023, respectively.
Success Payments - In 2018, the Company granted Fred Hutch rights to certain success payments, pursuant to the terms of the Fred Hutch Collaboration Agreement. The potential payments for the Fred Hutch success payments are based on multiples of increased value ranging from 10 times to 50 times based on a comparison of the per share fair market value of the Company’s common stock relative to the original $1.83 per share issuance price of the Company’s Series A convertible preferred stock, which converted into an equal number of shares of the Company’s common stock in connection with the closing of the Company’s initial public offering (“IPO”). The aggregate success payments to Fred Hutch are not to exceed $200.0 million, which would only occur upon a 50 times increase in value. Each threshold is associated with a success payment, ascending from $10.0 million at $18.29 per share to $200.0 million at $91.44 per share, payable if such threshold is reached during the measurement period. Any previous success payments made are credited against the success payment owed as of any valuation date, such that Fred Hutch does not receive multiple success payments in connection with the same threshold. The term of the success payment agreement ends on the earlier to occur of (i) the nine-year anniversary of the date of the agreement and (ii) a change in control transaction.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of March 31, 2024, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The success payment liability was $1.1 million and $0.7 million as of March 31, 2024 and December 31, 2023, respectively. With respect to the Fred Hutch Collaboration Agreement success payment obligations, the Company recognized success payment expense of $0.4 million and expense reversal of $1.1 million for the three months ended March 31, 2024 and 2023, respectively, which are recognized in other income, net.
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
Collaboration Agreement - In October 2020, the Company entered into a research and collaboration agreement with Stanford (“Stanford Collaboration Agreement”), focused on research and development of cellular immunotherapy products. The Stanford Collaboration Agreement has a four-year term. The Company is committed to fund aggregate research performed by Stanford of $12.0 million under the Stanford Collaboration Agreement, and the research will be conducted in accordance with a research plan and budget approved by the parties. The Company incurred $0.8 million in expense in connection with the Stanford Collaboration Agreement for both of the three months ended March 31, 2024 and 2023.
Success Payments - In October 2020, the Company granted Stanford rights to certain success payments, pursuant to the terms of the Stanford Collaboration Agreement. The potential payments for the Stanford Collaboration Agreement success payments are based on multiples of increased value ranging from 10 times to 50 times based on a comparison of the per share fair market value of the Company’s common stock relative to the original $1.83 per share issuance price of the Company’s Series A convertible preferred stock, which converted into an equal number of shares of the Company’s common stock in connection with the closing of the Company’s IPO. The aggregate success payments to Stanford are not to exceed $200.0 million, which would only occur upon a 50 times increase in value. Each threshold is associated with a success payment, ascending from $10.0 million at $18.29 per share to $200.0 million at $91.44 per share, payable if such threshold is reached during the measurement period. Any previous success payments made are credited against the success payment owed as of any valuation date, so that Stanford does not receive multiple success payments in connection with the same threshold. The term of each success payment agreement ends on the earlier to occur of (i) the nine-year anniversary of the date of the agreement and (ii) a change in control transaction.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of March 31, 2024, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The estimated fair values of the success payments to Stanford as of March 31, 2024 and December 31, 2023 were $1.7 million and $1.1 million, respectively. The success payment liability is estimated at the fair value at inception and at each subsequent reporting period and the expense is accreted over the service period of the Stanford Collaboration Agreement as research and development expense. The success payment liability was $1.5 million and $0.9 million as of March 31, 2024 and December 31, 2023, respectively. With respect to the Stanford Collaboration Agreement success payment obligations, the Company recognized success payment expense of $0.5 million and expense reversal of $0.6 million for the three months ended March 31, 2024 and 2023, respectively.

4. Cash Equivalents and Marketable Securities
The fair value and amortized cost of cash equivalents and fixed income marketable securities by major security type are as follows (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$50,808	$—	$—	$50,808
U.S. Treasury securities	343,389	2	(197)	343,194
U.S. government agency securities	38,566	—	(139)	38,427
Corporate debt securities	68,752	—	(70)	68,682
Total cash equivalents and fixed income marketable securities	$501,515	$2	$(406)	$501,111

Classified as:	Fair Value
Cash equivalents	$101,996
Marketable securities	399,115
Marketable securities, non-current	—
Total cash equivalents and fixed income marketable securities	$501,111

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$62,075	$—	$—	$62,075
U.S. Treasury securities	374,214	237	(95)	374,356
U.S. government agency securities	48,924	3	(177)	48,750
Corporate debt securities	59,668	—	(62)	59,606
Total cash equivalents and fixed income marketable securities	$544,881	$240	$(334)	$544,787

Classified as:	Fair Value
Cash equivalents	$127,705
Marketable securities	400,576
Marketable securities, non-current	16,506
Total cash equivalents and fixed income marketable securities	$544,787
The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for less than 12 months were $358.6 million and $117.8 million as of March 31, 2024 and December 31, 2023, respectively. The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for greater than 12 months were $11.5 million and $43.6 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, all of the Company’s money market and fixed income marketable securities had a maturity date of two years or less, were available for use and were classified as available‑for‑sale. The Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before recovery of their amortized cost basis. The Company determined that there was no material change in the credit risk of the above investments as of both March 31, 2024 and December 31, 2023. As such, an allowance for credit losses has not been recognized. Gross realized gains and losses were de minimis for the three months ended March 31, 2024 and 2023 and as a result, amounts reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023 were also de minimis. See Note 6, Fair Value Measurements, for additional information regarding cash equivalents and fixed income marketable securities.

5. Other Investments
In prior years the Company made minority ownership strategic investments. As of March 31, 2024 and December 31, 2023, the aggregate carrying amount of the Company’s strategic investments in non-publicly traded companies was $19.0 million and $32.0 million, respectively. These investments are measured at initial cost, minus impairment, if any, and plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Cumulative impairments of strategic investments in equity investments without readily determinable fair values still held as of March 31, 2024 and December 31, 2023 were $23.0 million and $15.0 million, respectively.
As a part of the acquisition of each of the Company’s other investments, the Company determines whether an investment or other interest is considered a variable interest. As of both March 31, 2024 and December 31, 2023, the Company held an interest in one entity that was concluded to be a variable interest for which the Company was not the primary beneficiary as the Company did not have the power to direct the activities that most significantly impact the economic performance of the variable interest entity. As of March 31, 2024 and December 31, 2023, the carrying value and maximum exposure to loss of the Company’s variable interests were zero and $13.0 million, respectively, which are recorded in other investments in the Company’s Condensed Consolidated Balance Sheets.
In connection with the preparation of the financial statements for the three months ended March 31, 2024 and 2023, the Company performed a qualitative assessment of potential indicators of impairment and determined that indicators existed for certain of its other investments with carrying amounts of $13.0 million and $10.0 million, respectively. During the three months ended March 31, 2024, the anticipated funding for one of its other investments was not secured within the expected timeframe. The Company considered both of the underlying companies’ operating cash flow requirements over the next year, liquid asset balances to fund those requirements and the underlying companies’ inability to raise funds as indicators of impairment. Due to these indicators, the Company assessed the valuation of these investments and determined the fair values to be negligible and the impairments to be other-than-temporary in nature. As a result, the Company recorded an impairment expense of $13.0 million for the three months ended March 31, 2024 and $10.0 million for the three months ended March 31, 2023, which consisted of the full impairment of one of our other investments in each period. The impairment expenses were recorded within impairment of other investments on the Condensed Consolidated Statements of Operations and Comprehensive Loss and as a reduction to the investment balances within other investments on the Condensed Consolidated Balance Sheets.
6. Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$50,808	$—	$—	$50,808
U.S. Treasury securities	—	343,194	—	343,194
U.S. government agency securities	—	38,427	—	38,427
Corporate debt securities	—	68,682	—	68,682
Marketable equity securities	1,535	—	—	1,535
Total financial assets	$52,343	$450,303	$—	$502,646
Financial liabilities:
Success payment liabilities	$—	$—	$2,544	$2,544
Total financial liabilities	$—	$—	$2,544	$2,544

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$62,075	$—	$—	$62,075
U.S. Treasury securities	—	374,356	—	374,356
U.S. government agency securities	—	48,750	—	48,750
Corporate debt securities	—	59,606	—	59,606
Total financial assets	$62,075	$482,712	$—	$544,787
Financial liabilities:
Success payment liabilities	$—	$—	$1,576	$1,576
Total financial liabilities	$—	$—	$1,576	$1,576
The Company measures the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. The Company measures the fair value of marketable equity securities traded in active markets based on quoted prices of identical assets. The Level 2 marketable securities include U.S. Treasury securities, U.S. government agency securities and corporate debt securities, which are valued using third-party pricing sources. The pricing services applied industry standard valuation models. Inputs utilized include market pricing based on real-time trade data for the same or similar securities and other significant inputs derived from or corroborated by observable market data.
The Company’s marketable equity securities were comprised of a company that began being publicly traded on the Nasdaq Global Market in February 2024 and had a fair value of $1.5 million as of March 31, 2024. The Company recorded unrealized gains of $1.5 million and zero for the three months ended March 31, 2024 and 2023, respectively, within other income, net in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss. As of December 31, 2023, the investment was fully impaired and classified in the Company’s Condensed Consolidated Balance Sheet as other investments.
The Company’s success payment liabilities are Level 3 financial instruments, which were estimated using Monte Carlo simulations through December 31, 2023. Monte Carlo simulations model the future movement of stock prices based on several key variables combined with empirical knowledge of the process governing the behavior of the stock price. The following variables were incorporated in the Monte Carlo simulation to determine the estimated fair value of the success payment liabilities: fair value of the Company’s common stock, expected volatility, the risk-free interest rate and the estimated number and timing of valuation measurement dates on the basis of which payments may be triggered. The computation of expected volatility was estimated based on available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption. As of March 31, 2024, success payment liabilities were estimated by management using its historical experience of the correlation of success payment fair values relative to the Company’s stock price.
The following assumptions were incorporated into the calculation of the estimated fair value of the Fred Hutch success payment liability as of December 31, 2023:

December 31, 2023
Fair value of common stock	$1.94
Risk-free interest rate	3.51% - 5.19%
Expected volatility	80.0%
Expected term (in years)	0.46 - 3.97
The following assumptions were incorporated into the calculation of the estimated fair value of the Stanford success payment liability as of December 31, 2023:

December 31, 2023
Fair value of common stock	$1.94
Risk-free interest rate	3.51% - 5.19%
Expected volatility	80.0%
Expected term (in years)	0.46 - 5.75

The Company utilizes estimates and assumptions in determining the estimated success payment liabilities and associated changes in fair value. A small change in the valuation of the Company’s common stock may have a relatively large change in the estimated fair value of the success payment liability and associated changes in fair value.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Success Payment Liabilities
Balance at December 31, 2023	$1,576
Change in fair value (1)	968
Balance at March 31, 2024	$2,544
(1)The change in the fair value associated with the Fred Hutch success payment liabilities is recorded in other income, net. The change in the fair value associated with the Stanford success payment liabilities is recorded as research and development expenses. (See Note 3, License, Collaboration and Success Payment Agreements).
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
The following table summarizes the Company’s future minimum operating lease commitments, including expected lease incentives to be received, as of March 31, 2024 (in thousands):

Year Ending December 31:
2024 (remaining nine months)	$8,688
2025	11,859
2026	12,209
2027	12,569
2028	12,940
Thereafter	22,585
Total undiscounted lease payments	80,850
Less: imputed interest	(19,024)
Total operating lease liabilities	$61,826

Reported as of March 31, 2024:
Short-term portion of lease liabilities (included in accrued liabilities and other current liabilities)	$6,667
Operating lease liabilities, non-current	55,159
Total	$61,826
The operating lease costs for all operating leases were $2.3 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively. The operating lease costs and total commitments for short-term leases were de minimis for the three months ended March 31, 2024 and 2023. Variable lease costs for operating leases were $2.3 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively. The weighted-average remaining lease terms for operating leases were 6.6 and 6.8 years as of March 31, 2024 and December 31, 2023, respectively. The weighted‑average discount rate for operating leases was 8.5% as of both March 31, 2024 and December 31, 2023.
In May 2021, the Company entered into a sublease, whereby the Company agreed to sublease approximately 11,000 square feet of its space in South San Francisco, California currently leased by the Company. The sublease is classified as an operating lease and will expire in March 2031. The Company recognized sublease income for this sublease of $0.2 million for both the three months ended March 31, 2024 and 2023.

In September 2021, the Company entered into a sublease with Sonoma Biotherapeutics, Inc. (“Sonoma”), a related party, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. See Note 12, Related-Party Transactions. As a part of the sublease, in September 2021, the Company received a $4.6 million tenant improvement contribution payment, which is recognized over the term of the sublease. The sublease is classified as an operating lease and will expire in March 2031. The Company recognized Sonoma sublease income of $0.5 million for both the three months ended March 31, 2024 and 2023.
The Company's sublease income is recognized within other operating income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
8. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 10.0 million shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, no shares of preferred stock were outstanding.
Common Stock
The Company is authorized to issue 500.0 million shares of common stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 254,926,880 shares and 253,957,709 shares of the Company’s common stock outstanding, respectively.
On February 28, 2024, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) acting as the Company’s sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at‑the‑market equity offerings. The Company will pay Cowen commissions of up to 3.0% of the gross proceeds of the sale, and reimbursement of certain expenses, under this agreement. Neither the Company nor Cowen is obligated to sell any shares and, to date, the Company has not made any sales under the Sales Agreement.
9. Stock-based Compensation
2021 Equity Incentive Plan
In June 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”), which on the date of the underwriting agreement related to the Company’s IPO became effective with an initial reserve of 26,662,087 shares, plus any shares subject to outstanding awards granted under the 2018 Equity Incentive Plan (“2018 Plan”) that, on or after the effectiveness of the 2021 Plan, terminate or expire before exercise or settlement, are not issued because the award is settled in cash, are forfeited because of the failure to vest, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved for issuance under the 2021 Plan automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, in an amount equal to (1) 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company’s board of directors no later than December 31 of the immediately preceding year. On January 1, 2024, the Company reserved an additional 12,697,885 shares of common stock for issuance under the 2021 Plan representing 5% of the total common shares outstanding as of December 31, 2023. Under the 2021 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), PSUs, stock appreciation rights, performance awards and other stock-based awards. Terms of stock awards, including vesting requirements, are determined by the Company’s board of directors or by a committee authorized by the Company’s board of directors, subject to provisions of the 2021 Plan. The term of any stock option granted under the 2021 Plan cannot exceed ten years. Generally, option and RSU awards granted by the Company vest over four years but may be granted with different vesting terms. PSUs generally vest over three years, subject to the achievement of the associated performance conditions. In conjunction with adopting the 2021 Plan, the Company discontinued the 2018 Plan with respect to new equity awards.
As of March 31, 2024, 33,623,495 shares were available for future issuance pursuant to the 2021 Plan.
2021 Employee Stock Purchase Plan
In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the Company’s IPO with an initial reserve of 2,470,000 shares. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering or on the purchase date. The number of shares of the Company’s common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, and (2) 4,940,000 shares; provided, however, that the Company’s board of directors may act to provide a lesser increase in number of shares. On January 1, 2024, the Company reserved an additional 2,539,577 shares of common stock for issuance under the 2021 ESPP representing 1% of the total common shares outstanding as of December 31, 2023. The Company may specify offerings with durations not more than 27 months and may specify shorter purchase periods within each offering. Under the 2021 ESPP, no shares were issued for both the three months ended March 31, 2024 and 2023.
As of March 31, 2024, 6,001,206 shares were available for future issuance pursuant to the 2021 ESPP.
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
Stock-based Compensation Expense
Stock-based compensation expense by classification included within the Condensed Consolidated Statements of Operations and Comprehensive Loss was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$3,792	$4,612
General and administrative	5,363	9,270
Total stock-based compensation expense	$9,155	$13,882
At March 31, 2024, total stock-based compensation cost related to unvested awards not yet recognized was $66.0 million, which is expected to be recognized over a remaining weighted-average period of 2.7 years.
Stock Options Repricing
In November 2023, the Board of Directors of the Company approved, effective November 16, 2023, a one-time repricing of certain stock option awards that had been granted to date under the 2021 Plan and 2018 Plan. The repricing impacted stock options with exercise prices greater than $2.37 held by employees who remained employed as of November 16, 2023 and were not impacted by the Company’s November 2023 reduction in workforce. The original exercise prices of the repriced stock options ranged from $2.61 to $17.95 per share for 200 total grantees with 23,416,860 shares repriced. Each stock option was repriced to have a per share exercise price of $1.87, which was the closing price of the Company’s common stock on November 16, 2023. To receive the new exercise price, option holders must remain employed with the Company through November 15, 2024. Additionally, the vesting schedule for the unvested shares underlying repriced stock options held by executives at the level of senior vice president and above was extended for an additional year. There were no changes to the vesting schedules for employees below the level of senior vice president. No changes were made to the expiration dates of, or the number of shares underlying, the repriced stock options. Incremental stock-based compensation expense resulting from the repricing was $8.9 million in the aggregate. Expense for vested awards will be recognized through November 15, 2024 and expense for unvested awards will be recognized over the remaining service life of the option.
Performance-Based Restricted Stock Units
During the three months ended March 31, 2024, the Company granted PSU awards to certain key employees. PSUs awarded to employees have a three-year performance period and vest based upon the Company’s performance against a two and three-year relative total shareholder return (“rTSR”) metric, as well as upon the achievement of certain clinical development milestones. For the portion of PSUs subject to certain clinical development milestones (other than the bonus clinical development milestone), 50% vest upon the achievement of the applicable milestone, and the remaining 50% vest upon the earlier of (a) one year of service from the date of such achievement and (b) the end of the three-year performance period. The vesting of all PSU awards granted is also subject to the respective employee’s continued employment. The Company valued the portion of PSUs subject to the rTSR metric using a Monte Carlo simulation. The number of PSUs granted subject to the rTSR metrics represents the target number of units that are eligible to be earned based on the achievement of the metrics established at the beginning of the performance period, which ends on December 31st of the three year performance period. For the portion of PSUs subject to the rTSR metrics, employees may ultimately earn between zero and 200% of the target number of PSUs granted based on the degree of achievement of the applicable rTSR metric. Accordingly, additional PSUs may be issued or currently outstanding PSUs may be cancelled upon final determination of the number of units earned.
A summary of the Company’s PSU activity was as follows:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested PSUs as of December 31, 2023	—	$—
PSUs granted(1)	2,703,400	$1.88
PSUs vested	—	$—
PSUs forfeited or canceled	—	$—
Unvested PSUs as of March 31, 2024	2,703,400	$1.88
(1)     PSU grants reflect the target number of shares eligible to be earned at the time of grant.
Restricted Stock Units
A summary of the Company’s RSU activity was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested RSUs as of December 31, 2023	2,072,855	$2.96
RSUs granted	3,477,351	$1.81
RSUs vested	(142,430)	$3.43
RSUs forfeited or canceled	(73,298)	$2.24
Unvested RSUs as of March 31, 2024	5,334,478	$2.21
Stock Options
A summary of the Company’s stock option activity was as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2023	55,596,831	$4.75	6.89	$7,368
Granted	2,495,500	$1.83
Exercised	(868,826)	$0.12
Canceled or forfeited	(3,096,127)	$5.57
Options outstanding as of March 31, 2024	54,127,378	$4.64	7.20	$8,295
Options exercisable as of March 31, 2024	31,963,665	$5.17	6.19	$6,758

The fair value of stock options granted to employees and directors was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.15%	4.13%
Expected volatility	75.9%	91.9%
Expected term (in years)	6.04	6.02
Expected dividend yield	0%	0%
The weighted-average grant date fair value of options granted for the three months ended March 31, 2024 and 2023 were $1.26 per share and $1.66 per share, respectively.
10. Net Loss Per Share
Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include unvested RSUs, unvested PSUs and options to purchase common stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. Shares subject to options to purchase common stock, unvested RSUs and unvested PSUs were all excluded from consideration in the calculation of diluted net loss per share in all periods presented due to their anti-dilutive effects.
11. Commitments and Contingencies
License and Collaboration Agreements
The Company has entered into certain license and collaboration agreements, including those identified in Note 3, License, Collaboration and Success Payment Agreements above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial milestones. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause the discontinuance of the programs, including termination of such agreements. Due to the nature of these agreements, the future potential payments are inherently uncertain, and accordingly no amounts had been recorded for the potential future achievement of these targets as of both March 31, 2024 and December 31, 2023.
12. Related-party Transactions
In September 2021, the Company entered into a sublease with Sonoma (“Sonoma Sublease”), with whom the Company has common stockholders with board seats, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. Dr. Klausner, the Chair of the Company’s board of directors, also serves as Board Chair of the board of directors of Sonoma. As a part of the Sonoma Sublease, a $4.6 million tenant improvement contribution payment was made by Sonoma, which is recognized over the term of the Sonoma Sublease. As of both March 31, 2024 and December 31, 2023, there were accrued liabilities and other current liabilities of $0.5 million and as of March 31, 2024 and December 31, 2023, other non-current liabilities of $2.9 million and $3.0 million, respectively, in connection with the Sonoma Sublease. Total operating income from Sonoma and income solely attributable to the Sonoma Sublease are shown in the table below (in thousands). Total operating income includes income attributable to the sublease, as well as additional operating fees recognized in “other operating income, net” such as common area maintenance charges. See Note 7, Leases, for more detail on the Sonoma Sublease.

	Three Months Ended March 31,
	2024	2023
Sonoma other operating income, net	$807	$669
Sonoma sublease income	$465	$465

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
We were incorporated in June 2018. Our primary activities to date have included clinical development of T-cell therapies, conducting research and development, acquiring technology, entering into strategic collaboration and license agreements, enabling and executing manufacturing activities in support of our product candidate development efforts, organizing and staffing our company, business planning, establishing our intellectual property portfolio, making regulatory submissions, executing clinical trials, raising capital and providing general and administrative support for these activities. We are early in our research and development efforts and are in Phase 1 clinical development of LYL797, our ROR1‑targeted CAR T‑cell product candidate, and LYL845, our TIL product candidate. Two additional product candidates that each include novel genetic and epigenetic reprogramming technologies are in preclinical development: LYL119, a ROR1‑targeted CAR T-cell product candidate and a second generation TIL product candidate. We do not have any products approved for sale.

Pipeline Programs and Operational Updates
Pipeline Programs
We are advancing four wholly-owned product candidates. Two product candidates, LYL797 and LYL845 are in Phase 1 clinical development. Two additional product candidates, LYL119 and a second-generation TIL product candidate, are in preclinical development. Research stage programs include our proprietary T-cell rejuvenation technology and a tumor-restricted interleukin (IL)-12 technology designed to generate a local proinflammatory immune response in the tumor microenvironment.
LYL797 - A ROR1-targeted CAR T-cell product candidate genetically reprogrammed to overexpress c-Jun and epigenetically reprogrammed using Lyell’s proprietary Epi-RTM manufacturing protocol designed for differentiated potency and durability
We are applying our c-Jun and Epi‑R technologies to our lead CAR T‑cell product candidate, LYL797, which is expected to be an intravenously‑administered CAR T‑cell product targeting the receptor tyrosine kinase-like orphan receptor 1 (ROR1) protein. ROR1 is a fetal protein expressed during embryogenesis and is believed to be important in cell migration, polarity and survival. It is expressed in several cancer types, including triple-negative breast cancer (TNBC), non-small cell lung cancer (NSCLC), ovarian cancer and chronic lymphocytic leukemia, and is generally associated with a poor prognosis. LYL797 contains a CAR with a 4-1BB/CD3ζ intracellular domain, a transmembrane domain, an optimized spacer domain and a single-chain variable fragment (scFv) derived from an R12 rabbit monoclonal antibody that recognizes and binds with high specificity to human ROR1. LYL797 also incorporates c-Jun and a proprietary optimized truncated version of human EGFR (EGFRopt) used for tracking the CAR T cells in the peripheral blood post treatment and can also be used as a safety measure with the administration of cetuximab, if needed. LYL797 is manufactured utilizing Epi‑R, our proprietary ex vivo manufacturing protocol that is designed to generate populations of T cells with stem-like qualities, reduced exhaustion and improved proliferation and antitumor activity.
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
•Initial data from at least 20 patients from the Phase 1 clinical trial of LYL797 are expected in the first half of 2024.
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
LYL845 - A TIL product candidate epigenetically reprogrammed using Lyell’s proprietary Epi-R manufacturing protocol, designed for differentiated potency and durability
We are applying our epigenetic reprogramming technology, Epi‑R, to develop LYL845, which is expected to be an intravenously‑administered autologous TIL therapy for multiple solid tumors. Our Epi‑R manufacturing protocol comprises proprietary media, optimized cytokine compositions and well-defined cell activation and expansion protocols used during our manufacturing process.
TIL have previously shown clinical benefit in patients with advanced melanoma and other solid tumors with high mutational burden. Published data from third-party TIL trials show that treating metastatic melanoma patients with TIL can result in complete and durable responses. Response rates to TIL therapy in patients with other advanced solid tumors such as lung, colorectal and breast have been much lower than those observed in advanced melanoma. Broad TIL efficacy has been limited by poor enrichment of tumor-reactive T cells and the poor quality and limited growth potential of expanded T cells. Failure to maintain polyclonality of TIL during production may also limit their ability to eradicate cancer cells given the inherent heterogeneous nature of solid tumors. LYL845 incorporates our Epi‑R technology that has shown promising improvements in enhancing T-cell phenotypes reported in the literature to be associated with improved clinical outcomes (Krishna et al., Science, Dec. 2020), antitumor activity and increased polyclonality of TIL with stem-like qualities in nonclinical experiments. We received Orphan Drug Designation for LYL845 as a potential novel treatment for patients with advanced melanoma.
We are initially developing LYL845 for advanced melanoma, NSCLC and colorectal cancer (CRC). Based on our success with those indications, we may include patients with other solid tumors, potentially including head and neck, cervical, breast and pancreatic cancer.
•Enrollment in the Phase 1 clinical trial for LYL845 is ongoing. The study includes patients with relapsed or refractory metastatic or locally advanced melanoma, NSCLC and CRC.
•Initial clinical and translational data from the Phase 1 trial of LYL845 are expected in the second half of 2024.
•The Phase 1 clinical trial is designed as an open label, dose escalation and expansion trial in patients with relapsed or refractory metastatic or locally advanced melanoma, NSCLC and CRC. The study will enroll at least 15 patients each with advanced melanoma, and relapsed or refractory NSCLC or CRC in the expansion phase of the study.
LYL119 - A ROR1-targeted CAR T-cell product candidate incorporating Lyell’s four stackable and complementary reprogramming technologies designed for enhanced cytotoxicity
A key pillar of our strategy is to continually innovate to develop and advance novel, breakthrough technologies that address key barriers to effective cell therapy for solid tumors. We have advanced a new genetic reprogramming technology, NR4A3 knockout, and a new epigenetic reprogramming technology, Stim‑R, that are being applied in our new CAR T-cell product candidate, LYL119. These technologies are stackable and complementary to c-Jun and Epi‑R and are designed to further improve the antitumor potency and durability of T cells.
LYL119 is being advanced with the goal of potentially creating even greater benefit for patients with ROR1‑positive solid tumors.
•LYL119 is a ROR1-targeted CAR T-cell product enhanced with Lyell’s four novel genetic and epigenetic reprogramming technologies: c-Jun overexpression, NR4A3 knockout, Epi-R manufacturing protocol and Stim‑RTM T-cell activation technology.
•An investigational new drug (IND) application for LYL119 is expected to be submitted in the first half of 2024.
•Presented a poster with new nonclinical data on LYL119 at the American Association for Cancer Research (AACR) Annual Meeting 2024. In this study, LYL119, compared to ROR1 CAR T cells reprogramed with only two or three technologies, demonstrated reduced CAR T‑cell exhaustion, enhanced CAR T‑cell function, enhanced proliferation capacity and sustained antitumor activity in a mouse xenograft tumor model across a 10-fold dose range, including at very low cell doses. In addition, following repeated rounds of tumor cell killing, LYL119, displayed reduced expression of exhaustion-related gene signatures and retained unique cell subsets characterized by upregulation of memory and effector-associated gene signatures.
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
•Delivered an oral presentation at AACR highlighting new nonclinical data showing TIL rejuvenated with Lyell’s technology retain a broad T-cell receptor repertoire and demonstrate sustained proliferation and improved antitumor activities in vivo.
Tumor-restricted IL-12 (trIL-12): A novel technology designed to enable potent IL-12 stimulation at the tumor site while avoiding systemic exposure
IL-12 is an immune-stimulatory cytokine that can induce potent anti-tumor activity. This novel technology is designed to enable T cells to secrete trIL-12 upon encountering a tumor antigen, generating a favorable local proinflammatory immune response in the tumor microenvironment. trIL-12 rapidly auto-inactivates within minutes after secretion, thereby limiting systemic exposure. The technology was designed leveraging Outpace’s OUTSMART™ technology and is being advanced under a collaboration between Lyell and Outpace.

•Presented a poster presentation at AACR highlighting nonclinical data demonstrating the ability of trIL-12 technology to deliver potent IL-12 stimulation at the tumor site while avoiding systemic exposure.
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
Our LyFE Manufacturing Center™ located in Bothell, Washington is approximately 73,000 square feet and is comprised of manufacturing suites, laboratories and offices. Our LyFE Manufacturing Center was designed to be in compliance with U.S. and European Union current Good Manufacturing Practices (cGMP) standards and has a flexible and modular design enabling CAR T-cell, TIL, TCR T-cell and cGMP viral vector production to control and de-risk the manufacturing sequence and timing of the major components of our supply chain. Owning our own facility has enabled seamless collaboration across research, process development and manufacturing for high-quality reproducibility at manufacturing scale.
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
Macroeconomic Environment
Our business and operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges such as the effects of the ongoing geopolitical conflicts in Ukraine, armed conflicts and turmoil in the Middle East, tensions in U.S.-China relations, inflationary pressures, fluctuations in the interest rate environment, instability in the banking industry, supply constraints and overall market volatility. Economic uncertainty may persist in 2024, and the market dynamics discussed above and similar adverse conditions may negatively impact our business.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Components of Results of Operations
Revenue
We have no products approved for sale and have never generated any revenue from product sales. In the future, we may generate additional revenue from collaborations, strategic alliances, licensing agreements, product sales, or a combination of these.
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
Other Operating Income, Net
Other operating income, net consists primarily of service and occupancy fees received associated with subleases.
Interest Income, Net
Interest income, net consists primarily of interest earned on our cash, cash equivalents and marketable securities balances.
Other Income, Net
Other income, net consists primarily of the change in fair value associated with our success payment liabilities to Fred Hutch and adjustments to the fair value of our marketable equity securities that are publicly traded.
Impairment of Other Investments
Impairment of other investments consists of a reduction in the value of certain other investments.
Results of Operations
Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Revenue	$3	$65	$(62)
Operating expenses:
Research and development	43,174	44,630	(1,456)
General and administrative	13,494	19,279	(5,785)
Other operating income, net	(1,090)	(1,288)	198
Total operating expenses	55,578	62,621	(7,043)
Loss from operations	(55,575)	(62,556)	6,981
Interest income, net	6,819	4,497	2,322
Other income, net	1,090	1,100	(10)
Impairment of other investments	(13,001)	(10,000)	(3,001)
Total other loss, net	(5,092)	(4,403)	(689)
Net loss	$(60,667)	$(66,959)	$6,292
Research and Development Expenses
The following table summarizes the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Personnel	$16,474	$19,644	$(3,170)
Facilities and technology	12,897	13,138	(241)
Research activities, collaborations and outside services	13,278	12,456	822
Success payments	525	(608)	1,133
Total research and development expenses	$43,174	$44,630	$(1,456)

Research and development expenses were $43.2 million and $44.6 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $1.5 million was primarily due to a decrease of $3.2 million in personnel‑related expenses mainly due to a decrease in headcount associated with the Company’s November 2023 reduction in workforce; an increase of $1.1 million associated with our success payment liabilities primarily driven by the change in our stock price; an increase of $0.8 million in research activities, collaborations and outside services primarily driven by an increase in research and laboratory costs mainly due to clinical trials; and a decrease of $0.2 million in facilities and technology costs primarily related to lower software implementation costs.
General and Administrative Expenses
General and administrative expenses were $13.5 million and $19.3 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $5.8 million was primarily due to a decrease of $4.7 million in personnel costs, including a $3.9 million decrease in stock-based compensation expense, primarily related to significant awards being fully expensed in the previous periods and a decrease of $0.8 million in personnel‑related expenses mainly due to a decrease in headcount associated with the Company’s November 2023 reduction in workforce. General and administrative expenses also decreased due to a reduction of $0.7 million in other administrative expenses.
Other Operating Income, Net
Other operating income, net was $1.1 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively.
Interest Income, Net
Interest income, net was $6.8 million and $4.5 million for the three months ended March 31, 2024 and 2023, respectively. The increase in interest income, net was primarily driven by higher interest rates in 2024.
Other Income, Net
Other income, net was $1.1 million for both the three months ended March 31, 2024 and 2023. Other income, net consists primarily of the change in fair value associated with our success payment liabilities to Fred Hutch and for the three months ended March 31, 2024, adjustments to the fair value of our marketable equity securities investments that are publicly traded.
Impairment of Other Investments
Impairment of other investments was $13.0 million and $10.0 million for the three months ended March 31, 2024 and 2023, respectively, which consisted of the full impairment of one of our other investments in each period. See Note 5, Other Investments, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q, for additional details regarding the impairments of other investments.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2024, we had $526.3 million in cash, cash equivalents and marketable securities. To date we have raised an aggregate of $1.4 billion in gross proceeds from sales of common stock and convertible preferred stock.
Since our inception, we have incurred significant operating losses. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever.
On February 28, 2024, we entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC (Cowen) acting as our sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at-the-market equity offerings. We will pay Cowen commissions of up to 3.0% of the gross proceeds of the sale, and reimbursement of certain expenses, under this agreement. Neither us nor Cowen is obligated to sell any shares and, to date, we have not made any sales under the Sales Agreement.
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
•the costs of operating as a public company, including legal, accounting and other related expenses as well as costs relating to maintaining or expanding our operational, financial and management systems and compliance programs;
•addressing or responding to any potential disputes or litigation; and
•the extent to which we acquire or invest in businesses, products and technology platforms.
Until such time as we complete nonclinical and clinical development and receive regulatory approval of our product candidates and can generate significant revenue from product sales, if ever, we expect to finance our operations from the sale of additional equity or debt financings, or other capital that is generated from strategic collaborations, licensing or other arrangements. In the event that additional capital is required, we may not be able to raise it on terms acceptable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, including pursuant to the Sales Agreement, it may result in dilution to our existing stockholders. Debt financing or preferred equity financing, if available, may result in increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that may restrict our operations. If we raise funds through strategic collaboration, licensing or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potentially unfavorable global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from actual or perceived changes in interest rates and economic inflation, the anticipated impact of any geopolitical instability and otherwise. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Material Cash Requirements
We continually evaluate our liquidity and capital resources to ensure that we can adequately and efficiently finance our operations. As of March 31, 2024, our material cash requirements consisted primarily of paying salaries and benefits, administering clinical trials, conducting research, improving our manufacturing capabilities, providing the technology and facilities necessary to support our operations, funding operating lease obligations and other payments related to our collaborative agreements. See Note 3, License, Collaboration and Success Payment Agreements, and Note 7, Leases, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(42,016)	$(46,212)
Investing activities	21,994	32,154
Financing activities	27	(69)
Net decrease in cash, cash equivalents and restricted cash	$(19,995)	$(14,127)
Operating Activities
During the three months ended March 31, 2024, net cash used in operating activities was $42.0 million, reflecting our net loss of $60.7 million, partially offset by non-cash items primarily related to the impairment of other investments of $13.0 million, stock-based compensation expense of $9.2 million and depreciation and amortization expense of $5.0 million. Non-cash net amortization and accretion on marketable securities of $4.4 million also contributed to net cash used in operating activities. Additionally, net operating assets and liabilities decreased $3.2 million primarily driven by a $3.6 million decrease in accrued liabilities and other current liabilities, partially offset by a $0.6 million increase in prepaid expenses, other current assets and other assets.
During the three months ended March 31, 2023, net cash used in operating activities was $46.2 million, primarily reflecting our net loss of $67.0 million, partially offset by non-cash items mainly related to stock-based compensation expense of $13.9 million, impairment of other investments of $10.0 million and depreciation and amortization of $5.0 million, partially offset by net amortization and accretion on marketable securities of $1.9 million and the change in fair value of the success payment liabilities of $1.7 million. Additionally, net operating assets and liabilities decreased $4.3 million primarily driven by a $5.9 million decrease in accrued liabilities and other current liabilities partially offset by a $2.1 million increase in accounts payable.
Investing Activities
During the three months ended March 31, 2024, cash provided by investing activities was $22.0 million, consisting of net maturities and purchases of marketable securities.
During the three months ended March 31, 2023, cash provided by investing activities was $32.2 million, consisting of net maturities and purchases of marketable securities of $33.7 million offset by purchases of property and equipment of $1.5 million.
Financing Activities
During the three months ended March 31, 2024, cash provided by financing activities was approximately zero as proceeds from the exercise of stock options of $0.1 million were offset by taxes paid related to the net share settlement of equity awards of $0.1 million.
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

There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10‑K for the year ended December 31, 2023 (Annual Report) other than our stock‑based compensation policy for performance-based restricted stock units. For information related to our stock‑based compensation policy for performance-based restricted stock units, see Note 2, Summary of Significant Accounting Policies, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Our primary risks include interest rate sensitivities.
Interest Rate Risk
We had cash equivalents of $102.0 million as of March 31, 2024, which consisted of money market funds and highly liquid investments purchased with original maturities of three months or less from the purchase date. We also had fixed income marketable securities of $399.1 million as of March 31, 2024. The primary objective of our investment activities is to preserve capital to fund our operations, and we currently do not hedge our interest rate risk exposure. Because our fixed income marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material effect on our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We had no debt outstanding as of March 31, 2024.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Our business involves significant risks, some of which are described below. You should carefully consider the risks described below, as well as the other information contained in this Quarterly Report on Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The risk factors set forth below that are marked with an asterisk (*) contain substantive changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report, which was filed with the SEC on February 28, 2024.
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
•expand our operational, financial and management systems and compliance programs;
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
As of March 31, 2024, we had $526.3 million in cash, cash equivalents and marketable securities. As a result of expense timing, as well as diligent expense management, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs into 2027. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital to complete clinical development of any of our current programs.
We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all, and our ability to raise additional capital may be adversely impacted by potentially unfavorable global economic conditions or conditions in the biotechnology sector of the market, including disruptions to, or volatility in, the credit and financial markets in the United States and worldwide, actual or perceived changes in interest rates and economic inflation, the current or anticipated impact of geopolitical instability and otherwise. If adequate funds are not available to us on a timely basis, including pursuant to the Sales Agreement (as defined below), we may be required to delay, limit, reduce or terminate nonclinical studies, clinical trials or other development activities for our product candidates or delay, limit, reduce or terminate our establishment of sales, marketing and distribution capabilities or other activities that may be necessary to commercialize our product candidates.
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
We are early in our research and clinical development efforts for our product candidates. Besides LYL797 and LYL845, which are in Phase 1 clinical development, our other proprietary product candidates are currently in preclinical development. We have not yet demonstrated our ability to successfully complete any clinical trials (including any Phase 3 or other pivotal clinical trials), obtain regulatory approvals, manufacture a commercial‑scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. We have invested substantial resources in developing our technology platforms and our product candidates, conducting nonclinical studies, commencing clinical trials and building our manufacturing facilities and capabilities, each of which will be required prior to any regulatory approval and commercialization. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful research and development and eventual commercialization of one or more product candidates in profitable indications and markets. The success of our efforts to identify, develop, manufacture and commercialize product candidates will depend on many factors, including the following:
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
Given the novelty of our technology platforms, we intend to work closely with the FDA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates; however, the regulatory pathway with the FDA and comparable regulatory authorities may be more complex and time-consuming relative to other more well-known therapeutics. Even if we obtain human data to support our product candidates, the FDA or comparable foreign regulatory authorities may lack sufficient experience in evaluating the safety and efficacy of our product candidates developed using our technology platforms, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates. The validation process takes time and resources, may require independent third-party analyses and may not be accepted or approved by the FDA and comparable foreign regulatory authorities. There can be no assurance as to the length of clinical development, the number of patients that the FDA or comparable foreign regulatory authorities may require to be enrolled in clinical trials to establish the safety, purity and potency of our product candidates or the acceptability to the FDA or comparable foreign regulatory authorities of data generated in these clinical trials to support marketing approvals. We cannot be certain that our approach will lead to the development of approvable or marketable products, alone or in combination with other therapies.
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
The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of the COVID-19 pandemic and actual or perceived changes in interest rates and economic inflation), which included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability and swings in unemployment rates. The financial markets and the global economy may also be adversely affected by the impact of supply chain disruptions, labor shortages, fluctuations in currency exchange rates, changes in interest rates, military conflict, acts of terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to geopolitical conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that a deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions, including disruption to enrollment within our ongoing trials and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
In addition, our manufacturing facility will be subject to ongoing, periodic inspection by the FDA, competent authorities of European Union (EU) Member States and other comparable regulatory authorities to ensure compliance with cGMPs and current Good Tissue Practices (cGTPs). Our failure to follow and document our adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or, in the future, commercial use. This may result in the modification or termination of or a hold on a clinical trial or may delay or prevent filing or approval of commercial marketing applications for our product candidates. We also may encounter problems with the following:
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
We may rely on third parties to manufacture our current or future product candidates. We may be unable to identify manufacturers for our product candidates or the materials required to develop the cellular therapy on acceptable terms or at all because the number of potential manufacturers is limited. We are currently evaluating third‑party manufacturing options, including an automated manufacturing platform from Cellares for the manufacture of our LYL797 CAR T-cell therapy. Utilizing a third-party Good Manufacturing Practices manufacturer will require the transfer and testing of manufacturing and analytical methods to demonstrate substantially equivalent processes and performance for regulatory filings and interactions as required. Such potential third-party manufacturers may be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.
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
In addition to oversight by the FDA and by institutional review boards (IRBs) under guidelines promulgated by the National Institutes of Health (NIH), clinical trials such as those for LYL797, which evaluates T cells expressing a synthetic CAR and overexpressing c-Jun, are also subject to review and oversight by an institutional biosafety committee (IBC), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether trials of cell therapies that involve genetic engineering may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.
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
To date, we have not fully enrolled or completed any clinical trials required for the approval of our product candidates. We may experience delays in initiating, enrolling or conducting our current and planned clinical trials, and we do not know whether clinical trials will begin or enroll subjects on time, will need to be redesigned, will achieve expected enrollment rates or will be completed on schedule, if at all. Identifying candidate patients with ROR1+ tumors for the LYL797 clinical study and obtaining sufficient and specific tumor tissues for the LYL845 clinical study is necessary to support our Phase 1 clinical trials. Our inability to identify candidates with ROR1+ tumors or obtain specific tumor tissues or sufficient amounts of tumor tissues in a timely manner or at all could delay or preclude our ability to execute and complete the clinical trials. There can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical trials of any of our product candidates on clinical hold in the future. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including in connection with:
•inability to generate sufficient nonclinical, toxicology or other in vivo or in vitro data to support the initiation of clinical trials;

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
•manufacturing sufficient quantities of product candidates for use in clinical trials; or
•suspensions or terminations by IRBs or ethics committees of the institutions at which such trials are being conducted, by the Data Safety Monitoring Committee for such trial or by the FDA or other regulatory authorities, including comparable foreign regulatory authorities, due to a number of factors, including those described above.
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
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in our clinical trials, we may not continue the development of nor receive approval to market any product candidates, which could prevent us from ever generating product revenues or achieving profitability. For example, previous clinical trials utilizing CAR T cells to treat hematologic tumors have shown an increased risk of cytokine release syndrome and immune effector cell-associated neurotoxicity syndrome, and approved CAR T products carry a boxed warning concerning the risk of developing secondary T cell malignancies. Adverse events may also be associated with the lymphodepletion or IL-2 regimen utilized with cellular therapies. Additionally, ROR1 is expressed on a number of normal tissues. As a result, ROR1 could cause on-target, off-tumor toxicity. c-Jun is also potentially an oncogene and could cause healthy cells to transform into malignant cells. Results of our trials could reveal an unacceptably high severity and incidence of side effects, or side effects outweighing the benefits of our product candidates. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. The side effects experienced could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims.
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
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our company in general. If the interim, topline or preliminary data we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any of our potential product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
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
Moreover, the policies of the FDA and of comparable foreign regulatory authorities may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, during the Trump administration several executive actions were taken, including the issuance of a number of Executive Orders, that imposed significant burdens on, or otherwise delayed, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. It is difficult to predict how similar orders in the future would be implemented and the extent to which they would impact the FDA’s ability to exercise its regulatory authority. If executive actions are taken that impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
We have received Orphan Drug Designation (ODD) for LYL845 in the United States, and we may seek ODD in other regions or indications in the future, or for other product candidates. We may not be able to obtain or maintain ODD for any product candidates, and we may be unable to take advantage of the benefits associated with ODD, including the potential for market exclusivity. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as our lead compounds before us, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.*
Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a diagnosed patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the

United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.
We have received ODD from the FDA for LYL845 for the treatment of stage IIB-IV melanoma; however, we may not be able to maintain this status. There can be no assurance that the FDA or other comparable foreign regulatory authorities will grant ODD for LYL845 to treat any other condition for which we may apply. We may also seek similar orphan designation for LYL845 for the treatment of stage IIB-IV melanoma outside the United States and for other and future product candidates, and we may be unsuccessful in obtaining this designation.
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
We may not be able to obtain any future ODDs that we apply for and receiving ODDs does not guarantee that we will be able to successfully develop our product candidates. There is no guarantee that we will be able to maintain any ODDs that we receive. ODDs may be revoked if the FDA finds that the request for designation contained an untrue statement of a material fact or omitted material information, or if the FDA finds that the product candidate was not eligible for designation at the time of the submission of the request. Moreover, even if we were able to receive and maintain ODDs, we may ultimately not receive any period of regulatory exclusivity if our product candidates are approved. For example, we may not receive orphan product regulatory exclusivity if the indication for which we receive FDA regulatory approval is different than the ODD. ODD exclusivity may be lost if we are unable to assure a sufficient quantity of the product to meet the needs of patients with the rare disease or condition.
Even if we obtain orphan exclusivity for any of our current or future product candidates, that exclusivity may not effectively protect the product candidate, if approved, from competition as different products can be approved for the same condition or products that are the same as ours can be approved for different conditions. Even after an orphan product is approved, the FDA can also subsequently approve a product containing the same principal molecular features for the same condition if the regulatory authority concludes that the latter product is clinically superior by means of greater effectiveness, greater safety or providing a major contribution to patient care. If another sponsor receives approval for such product before we do, we would be prevented from launching our product for the orphan indication during the period of marketing exclusivity unless we can demonstrate clinical superiority.
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
We may be subject to broadly applicable healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research, market, sell and distribute any product candidates for which we obtain marketing approval. The healthcare laws that may affect us include: the federal fraud and abuse laws, including the federal anti-kickback, and false claims and civil monetary penalties laws; federal data privacy and security laws, including the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act (as amended, HIPAA); and federal transparency laws related to ownership and investment interests and payments and/or other transfers of value made to or held by physicians (including doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. In addition, many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. Moreover, several states require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Additionally, some state and local laws require the registration of biopharmaceutical sales representatives in the jurisdiction. Similar requirements are applicable in foreign countries. Outside the United States, interactions between pharmaceutical companies and healthcare professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
In addition, there continues to be heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, President Biden issued an executive order in July 2021 supporting legislation to enact drug pricing reforms and, in response, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices in September 2021 with specific legislative and administrative policies that Congress could enact to help improve affordability of, and access to, prescription drugs. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things: (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Additionally, the IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions started taking effect progressively in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be effectuated, but it is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare and Medicaid Services (CMS) Innovation Center, which will be evaluated on their ability to lower the cost of drugs, promote accessibility and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act of 1980 (Bayh-Dole Act). On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights that for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. For additional detail on healthcare reform that may affect our business, see “Healthcare Reform” in the business section of our Annual Report.
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
Similarly, a significant trend in the healthcare industry is cost containment. Governmental authorities have announced initiatives to control the cost of prescription drugs through the use of march-in rights under the Bayh-Dole Act, and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. For additional detail on healthcare reform that may affect our cost containment, see “Healthcare Reform” in the business section of our Annual Report. As such, cost containment reform efforts may result in an adverse effect on our operations. Obtaining coverage and adequate reimbursement for our product candidates may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Similarly, because our product candidates will be physician-administered, separate reimbursement for the product itself may or may not be available. Instead, the administering physician may or may not be reimbursed for providing the treatment or procedure in which our product is used.
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
The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including, as applicable, government budget and funding levels, statutory, regulatory, and policy changes, the authority’s ability to hire and retain key personnel and accept the payment of user fees and other events that may otherwise affect the authority’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the FDA and other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies and authorities may also slow the time necessary for new biologics or modifications to be cleared or approved biologics to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough FDA employees and stop critical activities.

If a prolonged government shutdown occurs, or if the FDA or other regulatory authorities are prevented from conducting their regular inspections, reviews or other regulatory activities for any reason, it could significantly impact the ability of the FDA or other regulatory authorities, including comparable foreign regulatory authorities, to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
We, and our partners and vendors, are subject to stringent and evolving United States and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse business consequences.*
We, and our partners and vendors, including CROs, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process) personal data and other sensitive information (collectively, sensitive data) in connection with the operations of our business, such as storage or otherwise processing sensitive data to support the conduct of our clinical trials. These processing activities subject us, and our partners and vendors, to various federal, state, local and foreign data privacy and security laws, regulations, guidance and industry standards and may be subject to external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security. If we fail to comply with applicable requirements for processing sensitive data, including in connection with the development of our product candidates or otherwise, or if a partner or vendor fails to comply with the same or misuses sensitive data we provide to it, we may be subject to litigation, regulatory investigations, enforcement actions, fines and criminal or civil penalties, mass arbitration demands, additional reporting requirements and/or oversight, bans on processing personal data and orders to destroy or not use personal data, as well as negative publicity, reputational harm and other adverse business consequences.
In the United States, our and our partners’ and vendors’ operations are subject to numerous federal and state laws and regulations, including state data breach notification laws and federal and state data privacy laws and regulations that govern the collection, use, disclosure and protection of health information and other personal data, including information of our employees. For example, HIPAA imposes specific requirements relating to the privacy, security and transmission of individually identifiable protected health information, and we could potentially face substantial criminal or civil penalties if we knowingly receive protected health information from a HIPAA‑covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of such health information, or otherwise violate applicable HIPAA requirements related to the protection of such information. Even when HIPAA does not apply, failure to take appropriate steps to keep consumers’ personal data secure may constitute a violation of the Federal Trade Commission Act and other similar laws (e.g., wiretapping laws).
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
Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal data than federal, international or other state laws, and such laws may differ from each other and have potentially conflicting requirements that would make compliance challenging, require us to expend significant resources achieve compliance and restrict our ability to process certain sensitive and personal data.
Outside the United States, an increasing number of laws, regulations and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation and the United Kingdom’s GDPR impose strict requirements for processing personal data.

Any clinical trial programs, including related regulatory filings, and research collaborations that we engage in outside the United States in the future may implicate international laws and regulations concerning data protection and privacy, including those governing various aspects of clinical research in the EU and the UK.
In addition to data privacy and security laws, we are or may become contractually subject to industry standards adopted by industry groups. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
We expect that we will need to expend significant capital and other resources to ensure ongoing compliance with applicable data privacy and security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations related to data privacy and security, even if we are not found liable, could be expensive and time‑consuming to defend and could result in negative publicity that could harm our business. Moreover, even if we take all necessary action to comply with legal and regulatory requirements, we could be subject to a data breach or other unauthorized access of sensitive data, which could subject us to fines and penalties, as well as litigation and reputational damage. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to delays in the development of our product candidates due to inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity or substantial changes to our planned candidate pipeline development and business operations. If we fail to keep apprised of and comply with applicable international, federal, state or local regulatory requirements and changes thereto, we could be subject to a range of regulatory actions that could affect our or any vendors’ or partners’ ability to seek to commercialize our product candidates. Any threatened or actual government enforcement action, or litigation when private rights of action are available, could also generate negative publicity, damage our reputation, result in liabilities, fines and adverse business consequences and require that we devote substantial resources that could otherwise be used in support of other aspects of our business.
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
Furthermore, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. However, these provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Any person purchasing or otherwise acquiring or holding any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds more favorable for disputes with us or with our directors, officers, other employees or agents or our other stockholders, which may discourage such lawsuits against us and such other persons, or may result in additional expense to a stockholder seeking to bring a claim against us. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, results of operations and financial condition.
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
•labor discord or disruption, geopolitical events and tensions, social unrest, war, armed conflicts and turmoil, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest and health pandemics;
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
•general economic, industry and market conditions beyond our control, such as inflationary pressures, the interest rate environment, labor shortages and supply chain constraints, instability in the banking industry and other macroeconomic factors and associated economic downturn; and
•the other factors described in this “Risk Factors” section.
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
At any time, sales of a substantial number of shares of our common stock in the public market could occur, or there could be a perception in the market that the holders of a large number of shares of common stock intend to sell shares, and any such event could reduce the market price of our common stock. As of March 31, 2024, we have 254,926,880 shares of common stock outstanding. Substantially all of the shares of our common stock outstanding and shares issued upon the exercise of stock options outstanding under our equity incentive plans, subject to applicable securities law restrictions, may be able to be sold in the public market.
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
As a public company, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Section 404, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the Securities and Exchange Commission, the listing requirements and rules of The Nasdaq Stock Market LLC and other applicable U.S. rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We continue to need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will continue to need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have and will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, the rules and regulations applicable to us as a public company have made it more expensive for us to obtain director and officer liability insurance. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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
If our information technology systems or those of third parties upon which we rely, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse consequences.*
We and the third parties on which we rely face a variety of evolving threats that could cause security incidents, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence, natural disasters, fire, terrorism, war, telecommunication and electrical failures and other similar threats. Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to advance our programs, loss of sensitive data, reputational harm and diversion of funds. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed and our business could be otherwise adversely affected.
Our reliance on third parties could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, clinical research and development and other functions. We also rely on third-party service providers to provide other products, services or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
While we have implemented security measures designed to protect against security incidents, we cannot assure you that our data protection efforts and our investment in information technology will detect all vulnerabilities on a timely basis, prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs, and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal data), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use or disclosure of personal data, including personal data regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with potentially costly federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, including expending significant resources or modifying our business practices such as our clinical trial activities, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems; however, we may not detect and remediate all such vulnerabilities, including on a timely basis.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the first quarter of 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) and (c) of Regulation S-K, respectively.

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

Lyell Immunopharma, Inc.

Date: May 6, 2024	By:	/s/ CHARLES NEWTON
Charles Newton
Chief Financial Officer (Principal Financial and Accounting Officer)