Form 10-Q
period 2024-06-30
Lyell Immunopharma, Inc.
filed 2024-08-07
CIK 1806952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, the registrant had 256,003,113 shares of common stock, $0.0001 par value per share, outstanding.

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
•the advancement of our technology platform and the effectiveness of any of our technologies;
•our estimates of the number of patients in the United States who suffer from the diseases we target and the number of patients that may enroll in our clinical trials;
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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$133,424	$145,647
Marketable securities	357,695	400,576
Prepaid expenses and other current assets	8,705	8,463
Total current assets	499,824	554,686
Restricted cash	287	284
Marketable securities, non-current	—	16,506
Other investments	19,000	32,001
Property and equipment, net	93,096	102,654
Operating lease right-of-use assets	37,696	39,663
Other non-current assets	4,239	4,235
Total assets	$654,142	$750,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,199	$4,817
Accrued liabilities and other current liabilities	25,670	28,126
Success payment liabilities	1,010	1,576
Total current liabilities	30,879	34,519
Operating lease liabilities, non-current	53,323	56,894
Other non-current liabilities	3,439	3,664
Total liabilities	87,641	95,077
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000 shares authorized at June 30, 2024 and December 31, 2023; 255,948 and 253,958 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	26	25
Additional paid-in capital	1,675,460	1,657,133
Accumulated other comprehensive loss	(397)	(94)
Accumulated deficit	(1,108,588)	(1,002,112)
Total stockholders’ equity	566,501	654,952
Total liabilities and stockholders’ equity	$654,142	$750,029
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$13	$27	$16	$92
Operating expenses:
Research and development	40,261	47,471	83,435	92,101
General and administrative	12,256	19,030	25,750	38,309
Other operating income, net	(976)	(569)	(2,066)	(1,857)
Total operating expenses	51,541	65,932	107,119	128,553
Loss from operations	(51,528)	(65,905)	(107,103)	(128,461)
Interest income, net	6,364	5,264	13,183	9,761
Other (expense) income, net	(645)	(326)	445	774
Impairment of other investments	—	(2,923)	(13,001)	(12,923)
Total other income (loss), net	5,719	2,015	627	(2,388)
Net loss	(45,809)	(63,890)	(106,476)	(130,849)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	7	1,500	(303)	5,220
Comprehensive loss	$(45,802)	$(62,390)	$(106,779)	$(125,629)

Net loss per common share, basic and diluted	$(0.18)	$(0.26)	$(0.42)	$(0.52)
Weighted-average shares used to compute net loss per common share, basic and diluted	255,398	250,204	254,825	249,899
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2024	254,927	$25	$1,666,315	$(404)	$(1,062,779)	$603,157
Issuance of common stock upon exercise of stock options	377	1	51	—	—	52
Issuance of common stock under employee stock purchase plan	491	—	810	—	—	810
Issuance of common stock in connection with restricted stock units, net of tax	153	—	—	—	—	—
Stock-based compensation	—	—	8,284	—	—	8,284
Other comprehensive income	—	—	—	7	—	7
Net loss	—	—	—	—	(45,809)	(45,809)
Balance as of June 30, 2024	255,948	$26	$1,675,460	$(397)	$(1,108,588)	$566,501

	Six Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	253,958	$25	$1,657,133	$(94)	$(1,002,112)	$654,952
Issuance of common stock upon exercise of stock options	1,246	1	154	—	—	155
Issuance of common stock under employee stock purchase plan	491	—	810	—	—	810
Issuance of common stock in connection with restricted stock units, net of tax	253	—	(76)	—	—	(76)
Stock-based compensation	—	—	17,439	—	—	17,439
Other comprehensive loss	—	—	—	(303)	—	(303)
Net loss	—	—	—	—	(106,476)	(106,476)
Balance as of June 30, 2024	255,948	$26	$1,675,460	$(397)	$(1,108,588)	$566,501

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

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(106,476)	$(130,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,439	28,105
Impairment of other investments	13,001	12,923
Depreciation and amortization expense	9,925	10,089
Net amortization and accretion on marketable securities	(8,129)	(3,925)
Non-cash lease income	(979)	(816)
Change in fair value of success payment liabilities	(566)	(603)
Gain on marketable equity security	(149)	—
Loss on property and equipment disposals, net	15	430
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(246)	641
Accounts payable	(630)	2,449
Accrued liabilities and other current liabilities	(3,090)	(3,592)
Other non-current liabilities	(225)	(225)
Net cash used in operating activities	(80,110)	(85,373)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(361)	(2,466)
Purchases of marketable securities	(224,475)	(141,815)
Maturities of marketable securities	291,837	329,347
Net cash provided by investing activities	67,001	185,066
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	155	83
Proceeds from employee stock purchase plan	810	1,163
Taxes paid related to net share settlement of equity awards	(76)	(119)
Net cash provided by financing activities	889	1,127
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,220)	100,820
Cash, cash equivalents and restricted cash at beginning of period	145,931	123,834
Cash, cash equivalents and restricted cash at end of period	$133,711	$224,654
Represented by:
Cash and cash equivalents	$133,424	$224,372
Restricted cash	287	282
Total	$133,711	$224,654
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for amounts included in the measurement of lease liabilities	$5,551	$5,215
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$50	$33

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
Lyell Immunopharma, Inc. (the “Company”) was incorporated in Delaware in June 2018. The Company is a clinical-stage cell therapy company advancing a pipeline of product candidates enhanced with proprietary anti-exhaustion T-cell reprogramming technologies for patients with solid tumors or hematologic malignancies. The Company’s primary activities since incorporation have been to develop T‑cell therapies, conduct research and development, acquire technology, enter into strategic collaboration and license arrangements, enable and execute manufacturing activities in support of its product candidate development efforts, organize and staff the Company, conduct business planning, establish its intellectual property portfolio, submit regulatory submissions, execute clinical trials, raise capital and provide general and administrative support for these activities.
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
Liquidity and Management’s Plan
The Company discovers and develops product candidates that involve experimental technologies. The product candidates may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources or from the issuance of equity or debt securities. The Company believes that its available cash, cash equivalents and marketable securities as of June 30, 2024 will be adequate to fund its operations at least through the next 12 months from the date these unaudited Condensed Consolidated Financial Statements are issued.
Use of Estimates
The preparation of the unaudited Company’s Condensed Consolidated Financial Statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect reported amounts and related disclosures. Specific accounts that require management estimates include, but are not limited to, stock-based compensation, valuation of success payments, valuation of other investments and accrued expenses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
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
Collaboration - In 2018, the Company entered into a research and collaboration agreement with Fred Hutch (“Fred Hutch Collaboration Agreement”) focused on research and development of cancer immunotherapy products. The Company funded aggregate research performed by Fred Hutch of $12.0 million under the Fred Hutch Collaboration Agreement, with the research conducted in accordance with a research plan and budget approved by the parties. The Fred Hutch Collaboration Agreement has a six-year term. The Company incurred $0.1 million in expense in connection with the Fred Hutch Collaboration Agreement for both the three months ended June 30, 2024 and 2023, and $0.2 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of June 30, 2024, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The success payment liability was $0.3 million and $0.7 million as of June 30, 2024 and December 31, 2023, respectively. With respect to the Fred Hutch Collaboration Agreement success payment obligations, the Company recognized a success payment expense reversal of $0.7 million and an expense of $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and expense reversals of $0.3 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively, which are recognized in other (expense) income, net.
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
Collaboration Agreement - In October 2020, the Company entered into a research and collaboration agreement with Stanford (“Stanford Collaboration Agreement”), focused on research and development of cellular immunotherapy products. The Stanford Collaboration Agreement has a four-year term. The Company is committed to fund aggregate research performed by Stanford of $12.0 million under the Stanford Collaboration Agreement, and the research will be conducted in accordance with a research plan and budget approved by the parties. The Company incurred $0.7 million in expense in connection with the Stanford Collaboration Agreement for both the three months ended June 30, 2024 and 2023, and $1.5 million for both the six months ended June 30, 2024 and 2023.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of June 30, 2024, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The estimated fair values of the success payments to Stanford as of June 30, 2024 and December 31, 2023 were $0.7 million and $1.1 million, respectively. The success payment liability is estimated at the fair value at inception and at each subsequent reporting period and the expense is accreted over the service period of the Stanford Collaboration Agreement as research and development expense. The success payment liability was $0.7 million and $0.9 million as of June 30, 2024 and December 31, 2023, respectively. With respect to the Stanford Collaboration Agreement success payment obligations, the Company recognized a success payment expense reversal of $0.8 million and an expense of $0.6 million for the three months ended June 30, 2024 and 2023, respectively, and an expense reversal of $0.3 million and an expense of approximately zero for the six months ended June 30, 2024 and 2023, respectively.

4. Cash Equivalents and Marketable Securities
The fair value and amortized cost of cash equivalents and fixed income marketable securities by major security type are as follows (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$66,942	$—	$—	$66,942
U.S. Treasury securities	291,040	4	(251)	290,793
U.S. government agency securities	38,651	1	(77)	38,575
Corporate debt securities	81,010	—	(74)	80,936
Total cash equivalents and fixed income marketable securities	$477,643	$5	$(402)	$477,246

Classified as:	Fair Value
Cash equivalents	$119,701
Marketable securities	357,545
Marketable securities, non-current	—
Total cash equivalents and fixed income marketable securities	$477,246

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$62,075	$—	$—	$62,075
U.S. Treasury securities	374,214	237	(95)	374,356
U.S. government agency securities	48,924	3	(177)	48,750
Corporate debt securities	59,668	—	(62)	59,606
Total cash equivalents and fixed income marketable securities	$544,881	$240	$(334)	$544,787

Classified as:	Fair Value
Cash equivalents	$127,705
Marketable securities	400,576
Marketable securities, non-current	16,506
Total cash equivalents and fixed income marketable securities	$544,787
The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for less than 12 months were $338.2 million and $117.8 million as of June 30, 2024 and December 31, 2023, respectively. The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for greater than 12 months were $31.1 million and $43.6 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, all of the Company’s money market and fixed income marketable securities had a maturity date of two years or less, were available for use and were classified as available‑for‑sale. The Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before recovery of their amortized cost basis. The Company determined that there was no material change in the credit risk of the above investments as of both June 30, 2024 and December 31, 2023. As such, an allowance for credit losses has not been recognized. Gross realized gains and losses were de minimis for the three and six months ended June 30, 2024 and 2023 and as a result, amounts reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023 were also de minimis. See Note 6, Fair Value Measurements, for additional information regarding cash equivalents and fixed income marketable securities.

5. Other Investments
In prior years the Company made minority ownership strategic investments. As of June 30, 2024 and December 31, 2023, the aggregate carrying amount of the Company’s strategic investments in non-publicly traded companies was $19.0 million and $32.0 million, respectively. These investments are measured at initial cost, minus impairment, if any, and plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Cumulative impairments of strategic investments in equity investments without readily determinable fair values still held as of June 30, 2024 and December 31, 2023 were $23.0 million and $15.0 million, respectively.
As a part of the acquisition of each of the Company’s other investments, the Company determines whether an investment or other interest is considered a variable interest. As of both June 30, 2024 and December 31, 2023, the Company held an interest in one entity that was concluded to be a variable interest for which the Company was not the primary beneficiary as the Company did not have the power to direct the activities that most significantly impact the economic performance of the variable interest entity. As of June 30, 2024 and December 31, 2023, the carrying value and maximum exposure to loss of the Company’s variable interests were zero and $13.0 million, respectively, which are recorded in other investments in the Company’s Condensed Consolidated Balance Sheets.
In connection with the preparation of the financial statements for the three and six months ended June 30, 2024 and 2023, the Company performed a qualitative assessment of potential indicators of impairment and determined that indicators existed for certain of its other investments with carrying amounts of zero and $2.9 million for the three months ended June 30, 2024 and 2023, respectively, and $13.0 million and $12.9 million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, the anticipated funding for one of its other investments was not secured within the expected timeframe. The Company considered all of the underlying companies’ operating cash flow requirements over the next year, liquid asset balances to fund those requirements and the underlying companies’ inability to raise funds as indicators of impairment. Due to these indicators, the Company assessed the valuation of these investments and determined the fair values to be negligible and the impairments to be other-than-temporary in nature. As a result, the Company recorded impairment expenses of zero and $2.9 million for one investment for the three months ended June 30, 2024 and 2023, respectively. Additionally, the Company recorded impairment expenses of $13.0 million for one investment and $12.9 million for two investments for the six months ended June 30, 2024 and 2023, respectively. The impairment expenses were recorded within impairment of other investments on the Condensed Consolidated Statements of Operations and Comprehensive Loss and as a reduction to the investment balances within other investments on the Condensed Consolidated Balance Sheets.
6. Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$66,942	$—	$—	$66,942
U.S. Treasury securities	—	290,793	—	290,793
U.S. government agency securities	—	38,575	—	38,575
Corporate debt securities	—	80,936	—	80,936
Marketable equity security	149	—	—	149
Total financial assets	$67,091	$410,304	$—	$477,395
Financial liabilities:
Success payment liabilities	$—	$—	$1,010	$1,010
Total financial liabilities	$—	$—	$1,010	$1,010

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$62,075	$—	$—	$62,075
U.S. Treasury securities	—	374,356	—	374,356
U.S. government agency securities	—	48,750	—	48,750
Corporate debt securities	—	59,606	—	59,606
Total financial assets	$62,075	$482,712	$—	$544,787
Financial liabilities:
Success payment liabilities	$—	$—	$1,576	$1,576
Total financial liabilities	$—	$—	$1,576	$1,576
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
The Company’s marketable equity security relates to a company that began being publicly traded on the Nasdaq Global Market in February 2024 and had a fair value of $0.1 million as of June 30, 2024. The Company recorded unrealized losses of $1.4 million and zero for the three months ended June 30, 2024 and 2023, respectively, and unrealized gains of $0.1 million and zero for the six months ended June 30, 2024 and 2023, respectively, within other (expense) income, net in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss. Prior to being publicly traded, as of December 31, 2023, the investment was fully impaired and classified in the Company’s Condensed Consolidated Balance Sheet as other investments.
The Company’s success payment liabilities are Level 3 financial instruments, which were estimated using Monte Carlo simulations through December 31, 2023. Monte Carlo simulations model the future movement of stock prices based on several key variables combined with empirical knowledge of the process governing the behavior of the stock price. The following variables were incorporated in the Monte Carlo simulation to determine the estimated fair value of the success payment liabilities: fair value of the Company’s common stock, expected volatility, the risk-free interest rate and the estimated number and timing of valuation measurement dates on the basis of which payments may be triggered. The computation of expected volatility was estimated based on available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption. As of June 30, 2024, success payment liabilities were estimated by management using its historical experience of the correlation of success payment fair values relative to the Company’s stock price.
The following assumptions were incorporated into the calculation of the estimated fair value of the Fred Hutch and Stanford success payment liabilities as of December 31, 2023:

	Fred Hutch	Stanford
Fair value of common stock	$1.94	$1.94
Risk-free interest rate	3.51% - 5.19%	3.51% - 5.19%
Expected volatility	80.0%	80.0%
Expected term (in years)	0.46 - 3.97	0.46 - 5.75
The Company utilizes estimates and assumptions in determining the estimated success payment liabilities and associated changes in fair value. A small change in the valuation of the Company’s common stock may have a relatively large change in the estimated fair value of the success payment liability and associated changes in fair value.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Success Payment Liabilities
Balance at December 31, 2023	$1,576
Change in fair value (1)	(566)
Balance at June 30, 2024	$1,010
(1)The change in the fair value associated with the Fred Hutch success payment liabilities is recorded in other (expense) income, net. The change in the fair value associated with the Stanford success payment liabilities is recorded as research and development expenses. (See Note 3, License, Collaboration and Success Payment Agreements).
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
The following table summarizes the Company’s future minimum operating lease commitments as of June 30, 2024 (in thousands):

Year Ending December 31:
2024 (remaining six months)	$5,796
2025	11,859
2026	12,209
2027	12,569
2028	12,940
Thereafter	22,585
Total undiscounted lease payments	77,958
Less: imputed interest	(17,737)
Total operating lease liabilities	$60,221

Reported as of June 30, 2024:
Short-term portion of lease liabilities (included in accrued liabilities and other current liabilities)	$6,898
Operating lease liabilities, non-current	53,323
Total	$60,221
The operating lease costs for all operating leases were $2.3 million for both the three months ended June 30, 2024 and 2023, and $4.6 million and $4.4 million for the six months ended June 30, 2024 and 2023, respectively. The operating lease costs and total commitments for short-term leases were de minimis for the three and six months ended June 30, 2024 and 2023. Variable lease costs for operating leases were $1.6 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively, and $3.9 million and $2.8 million for the six months ended June 30, 2024 and 2023, respectively. The weighted-average remaining lease terms for operating leases were 6.3 and 6.8 years as of June 30, 2024 and December 31, 2023, respectively. The weighted‑average discount rate for operating leases was 8.5% as of both June 30, 2024 and December 31, 2023.
In May 2021, the Company entered into a sublease, whereby the Company agreed to sublease approximately 11,000 square feet of its space in South San Francisco, California currently leased by the Company. The sublease is classified as an operating lease and will expire in March 2031. The Company recognized sublease income for this sublease of $0.2 million for both the three months ended June 30, 2024 and 2023, and $0.4 million for both the six months ended June 30, 2024 and 2023.
In September 2021, the Company entered into a sublease with Sonoma Biotherapeutics, Inc. (“Sonoma”), a related party, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco,

California currently leased by the Company. See Note 12, Related-Party Transactions. As a part of the sublease, in September 2021, the Company received a $4.6 million tenant improvement contribution payment, which is recognized over the term of the sublease. The sublease is classified as an operating lease and will expire in March 2031. The Company recognized Sonoma sublease income of $0.5 million for both the three months ended June 30, 2024 and 2023, and $0.9 million for both the six months ended June 30, 2024 and 2023.
The Company's sublease income is recognized within other operating income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
8. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 10.0 million shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, no shares of preferred stock were outstanding.
Common Stock
The Company is authorized to issue 500.0 million shares of common stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 255,948,333 shares and 253,957,709 shares of the Company’s common stock outstanding, respectively.
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
As of June 30, 2024, 41,668,968 shares were available for future issuance pursuant to the 2021 Plan.
2021 Employee Stock Purchase Plan
In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the Company’s IPO with an initial reserve of 2,470,000 shares. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering or on the purchase date. The number of shares of the Company’s common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, and (2) 4,940,000 shares; provided, however, that the Company’s board of directors may act to provide a lesser increase in number of shares. On January 1, 2024, the Company reserved an additional 2,539,577 shares of common stock for issuance under the 2021 ESPP representing 1% of the total common shares outstanding as of December 31, 2023. The Company may specify offerings with durations not more than 27 months and may specify shorter purchase periods within each offering. Under the 2021 ESPP, 491,303 shares were issued for the three and six months ended June 30, 2024 and 542,921 shares for the three and six months ended June 30, 2023.
As of June 30, 2024, 5,509,903 shares were available for future issuance pursuant to the 2021 ESPP.
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
Stock-based Compensation Expense
Stock-based compensation expense by classification included within the Condensed Consolidated Statements of Operations and Comprehensive Loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$3,865	$5,279	$7,657	$9,891
General and administrative	4,419	8,944	9,782	18,214
Total stock-based compensation expense	$8,284	$14,223	$17,439	$28,105
At June 30, 2024, total stock-based compensation cost related to unvested awards not yet recognized was $59.0 million, which is expected to be recognized over a remaining weighted-average period of 2.6 years.
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
Performance-Based Restricted Stock Units
During the six months ended June 30, 2024, the Company granted PSU awards to certain key employees. PSUs awarded to employees have a three-year performance period and vest based upon the Company’s performance against a two and three-year relative total shareholder return (“rTSR”) metric, as well as upon the achievement of certain clinical development milestones. None of the clinical development milestones were probable of achievement as of June 30, 2024.

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
A summary of the Company’s PSU activity was as follows:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested PSUs as of December 31, 2023	—	$—
PSUs granted(1)	2,703,400	$1.88
PSUs vested	—	$—
PSUs forfeited or canceled	—	$—
Unvested PSUs as of June 30, 2024	2,703,400	$1.88
(1)     PSU grants reflect the target number of shares eligible to be earned at the time of grant.
Restricted Stock Units
A summary of the Company’s RSU activity was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested RSUs as of December 31, 2023	2,072,855	$2.96
RSUs granted	3,622,426	$1.84
RSUs vested	(295,570)	$3.41
RSUs forfeited or canceled	(225,914)	$2.07
Unvested RSUs as of June 30, 2024	5,173,797	$2.19
Stock Options
A summary of the Company’s stock option activity was as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2023	55,596,831	$4.75	6.89	$7,368
Granted	3,405,500	$1.97
Exercised	(1,245,836)	$0.12
Canceled or forfeited	(12,044,059)	$6.74
Options outstanding as of June 30, 2024	45,712,436	$4.14	7.33	$3,696
Options exercisable as of June 30, 2024	26,720,167	$4.71	6.42	$3,696

The fair value of stock options granted to employees and directors was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.17%	4.09%
Expected volatility	76.0%	92.4%
Expected term (in years)	5.90	5.99
Expected dividend yield	0%	0%
The weighted-average grant date fair value of options granted for the six months ended June 30, 2024 and 2023 were $1.35 per share and $1.72 per share, respectively.
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
11. Commitments and Contingencies
License and Collaboration Agreements
The Company has entered into certain license and collaboration agreements, including those identified in Note 3, License, Collaboration and Success Payment Agreements above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial milestones. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause the discontinuance of the programs, including termination of such agreements. Due to the nature of these agreements, the future potential payments are inherently uncertain, and accordingly no amounts had been recorded for the potential future achievement of these targets as of both June 30, 2024 and December 31, 2023.
12. Related-party Transactions
In September 2021, the Company entered into a sublease with Sonoma (“Sonoma Sublease”), with whom the Company has common stockholders with board seats, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. Dr. Klausner, the Chair of the Company’s board of directors, also serves as Board Chair of Sonoma’s board of directors. As a part of the Sonoma Sublease, a $4.6 million tenant improvement contribution payment was made by Sonoma, which is recognized over the term of the Sonoma Sublease. As of both June 30, 2024 and December 31, 2023, there were accrued liabilities and other current liabilities of $0.5 million and as of June 30, 2024 and December 31, 2023, other non-current liabilities of $2.8 million and $3.0 million, respectively, in connection with the Sonoma Sublease. Total operating income from Sonoma and income solely attributable to the Sonoma Sublease are shown in the table below (in thousands). Total operating income includes income attributable to the sublease, as well as additional operating fees recognized in “other operating income, net” such as common area maintenance charges. See Note 7, Leases, for more detail on the Sonoma Sublease.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sonoma other operating income, net	$677	$648	$1,484	$1,317
Sonoma sublease income	$465	$464	$930	$930

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
Overview
We are a clinical-stage cell therapy company advancing a pipeline of product candidates enhanced with our proprietary anti-exhaustion technologies for patients with solid tumors or hematologic malignancies. Our investigational therapies use the patient’s own cells as the starting point to generate highly tumor-reactive, longer-lasting functional T cells with enhanced ability to resist exhaustion and kill cancer cells. Our innovative genetic and epigenetic reprogramming technologies address what we believe are the primary barriers that limit consistent and long-lasting responses to T‑cell therapy in solid tumors: T‑cell exhaustion and lack of durable stemness. Our technologies are designed to generate T cells with the ability to persist and self‑renew while driving durable tumor cytotoxicity, even in the setting of an immunosuppressive tumor microenvironment. We apply our technologies with the aim of developing T‑cell therapies with improved and durable antitumor responses for patients. Our technologies can be applied in a target agnostic manner to multiple T‑cell modalities, including chimeric antigen receptor (CAR), tumor-infiltrating lymphocytes (TIL) and T‑cell receptor (TCR) therapies.
Our growing pipeline of promising cell product candidates target indications with large unmet needs that are collectively responsible for approximately 224,000 deaths in the United States annually. Our programs provide opportunities to expand into additional indications beyond the patient populations we are targeting. Our lead product candidates are summarized in Table 1 below:

We were incorporated in June 2018. Our primary activities to date have included clinical development of T‑cell therapies, conducting research and development, acquiring technology, entering into strategic collaboration and license agreements, enabling and executing manufacturing activities in support of our product candidate development efforts, organizing and staffing our company, business planning, establishing our intellectual property portfolio, making regulatory submissions, executing clinical trials, raising capital and providing general and administrative support for these activities. We are early in our research and development efforts. LYL797, our ROR1‑targeted CAR T‑cell product candidate, is in Phase 1 clinical development for multiple solid tumor indications, and we expect to initiate a second Phase 1 clinical trial of LYL797 for hematologic indications in the second half of 2024. LYL119, our next generation ROR1‑targeted CAR T‑cell product candidate, is entering Phase 1 clinical trial in patients with solid tumors in the second half of 2024; and LYL845, our TIL product candidate, is in Phase 1 clinical development. A second generation TIL product candidate enhanced with novel genetic and epigenetic reprogramming technologies is in preclinical development. We do not have any products approved for sale.
Pipeline Programs
We are advancing four wholly-owned product candidates. Two product candidates, LYL797 and LYL845, are in Phase 1 clinical development, and an additional product candidate, LYL119, is entering Phase 1 clinical development. A second-generation TIL product candidate is in preclinical development. Research stage programs include our proprietary T‑cell rejuvenation technology and other undisclosed T‑cell enhancing technologies.
LYL797 - A ROR1 CAR T-cell product candidate enhanced with anti-exhaustion technology designed for improved tumor infiltration and tumor cell killing
We are applying our c-Jun and Epi‑R technologies to our lead CAR T‑cell product candidate, LYL797, which is an intravenously‑administered autologous CAR T‑cell investigational product targeting the receptor tyrosine kinase-like orphan receptor 1 (ROR1) protein. ROR1 is a fetal protein expressed during embryogenesis and is believed to be important in cell migration, polarity and survival. It is expressed in several cancer types, including triple-negative breast cancer (TNBC), non-small cell lung cancer (NSCLC), ovarian cancer, endometrial cancer, multiple myeloma and chronic lymphocytic leukemia (CLL), and is generally associated with a poor prognosis. LYL797 contains a CAR with a 4‑1BB/CD3ζ intracellular domain, a transmembrane domain, an optimized spacer domain and a single-chain variable fragment (scFv) derived from an R12 rabbit monoclonal antibody that recognizes and binds with high specificity to human ROR1. LYL797 also incorporates c-Jun and a proprietary optimized truncated version of human EGFR (EGFRopt) used for tracking the CAR T cells in the peripheral blood post treatment and can also be used as a safety measure with the administration of cetuximab, if needed. LYL797 is manufactured utilizing Epi‑R, our proprietary ex vivo manufacturing protocol that is designed to generate populations of T cells with stem-like qualities, reduced exhaustion and improved proliferation and antitumor activity.
Significant subsets of patients with common cancers express ROR1. We initiated development of LYL797 for the treatment of ROR1-positive TNBC and NSCLC, two of the highest ROR1‑expressing solid tumor indications. Results from our own ROR1 screening program are consistent with what is reported in the literature. Using our immunohistochemistry assay in the screening for our Phase 1 trial, as of June 2024, we have found that approximately 50% of patients with TNBC and approximately 35% of patients with NSCLC have tumors that express ROR1.
Our hypothesis that T-cell exhaustion is a key barrier in the treatment of solid tumors is informed by a clinical study previously conducted at the Fred Hutchinson Cancer Center. In this study, autologous ROR1-targeted CAR T cells infused into patients with CLL underwent rapid expansion and retained T-cell effector function, leading to tumor cell clearance and clinical responses. However, when CAR T cells generated with the same method were infused into patients with solid tumors such as TNBC or NSCLC, these T cells often failed to expand adequately, rapidly upregulated cell surface markers of T-cell exhaustion and adopted a dysfunctional state.
We recently reported initial clinical and translational data from our ongoing Phase 1 trial, detailed below. We believe these initial clinical and translational data (1) demonstrated that T-cell exhaustion is a key barrier to cell therapy in solid tumors as elucidated by the Fred Hutch Cancer Center study, and (2) provided early validation of our in vivo preclinical models demonstrating that LYL797 ROR-1 CAR T cells reprogrammed with our c-Jun overexpression and Epi‑R anti-exhaustion technology enhanced tumor control resulting in prolonged survival as compared to control ROR1 CAR T cells without our technologies.
Based on initial clinical data that demonstrated dose-dependent anti-tumor activity, we expanded the Phase 1 trial to include patients with platinum-resistant ovarian and endometrial cancers, where it is estimated in the literature that approximately 50% of patients have tumors in both indications that express ROR1. Ovarian cancer is one of the leading causes of cancer deaths among women. In the United States, approximately 20,000 women will be newly diagnosed with ovarian cancer in 2024. Only about 20% of ovarian cancers are diagnosed at an early stage. Late‑stage diagnosis is due in part to the largely asymptomatic nature of early‑stage disease and a lack of effective screening methods, coupled with the tumor’s inherent aggressive biology. Only 30% of advanced stage ovarian cancer patients survive for five years after initial diagnosis. Endometrial cancer (cancer of the lining of the uterus) is the most prevalent gynecological cancer and the sixth most common malignancy worldwide. Its incidence has been increasing over the last decade and it is one of the few cancers with increasing mortality. In 2024 in the United States, approximately 68,000 women will be newly diagnosed with uterine cancer, which includes patients with endometrial cancers and uterine sarcomas that together account for approximately 10% of uterine cancers. Only 19% of advanced stage endometrial cancer patients survive for five years after initial diagnosis.
We also plan to submit an investigational new drug (IND) application to initiate a second Phase 1 clinical trial of LYL797 in relapsed/refractory multiple myeloma and CLL, where it is estimated in the literature that 60% and 95% of patients’ malignancies, respectively, express ROR1. While recent advances in the treatment of multiple myeloma, including CAR T-cell therapy, have improved the survival outcomes in patients, the disease is not curable, and the vast majority of patients with multiple myeloma eventually relapse or become resistant to treatment. Thus, new treatments with different targets and modalities are needed. In the United States, it is estimated that approximately 36,000 people will be newly diagnosed with multiple myeloma in 2024. CLL is a less common hematologic malignancy, with approximately 21,000 new cases in the United States annually. Although current treatments are effective in achieving remission, CLL remains incurable and similar to multiple myeloma, CLL is likely to relapse and require further line(s) of therapy.
We recently reported initial clinical and translational data from our ongoing Phase 1 trial:
•Enrollment in the Phase 1 clinical trial of LYL797 is ongoing. The study was initiated in patients with relapsed/refractory TNBC or NSCLC and expanded to include patients with platinum-resistant ovarian or endometrial cancers.
•The Phase 1 clinical trial is designed as an open-label, dose-escalation and -expansion trial in patients with relapsed/refractory TNBC or NSCLC and has been expanded to include patients with platinum-resistant ovarian or endometrial cancer. All patients enrolled have tumor specimens positive for ROR1 protein expression by immunohistochemistry. The expansion phase of the trial will enroll at least 15 patients with at least two tumor types.
•Initial data from the Phase 1 clinical trial of LYL797 were reported in June 2024:
◦The initial dataset of 20 treated patients included 16 patients with TNBC and four patients with NSCLC. All patients enrolled had relapsed/refractory metastatic disease with an average of six lines of prior therapies. Four dose levels, including two interim dose levels, have been explored to date: 50 x 106 cells, 100 x 106 cells, 150 x 106 cells and 300 x 106 cells. The efficacy evaluable subset included 16 patients, and the safety evaluable subset included 18 patients. The manufacturing success rate was 100%.
◦Of the five patients with TNBC treated with LYL797 at the 150 x 106 cell dose level, the highest dose level cleared when the data were reported, two patients had confirmed partial responses to Day 90, resulting in an objective response rate (ORR) of 40% (Figure 1). The clinical benefit rate (CBR), defined as a best response of stable disease, partial response or complete response, was dose-dependent with a 60% CBR at the 150 x 106 cell dose level and a 38% CBR across all four dose levels evaluated (Figure 2).

Figure 1: Best response of the target lesions for the 16 efficacy evaluable patients. The dark purple bars represent the target lesion tumor size reduction from baseline observed in patients treated at the 150 million cell dose level. Of the five patients with TNBC treated with LYL797 at this dose level, two patients had confirmed partial responses to Day 90, resulting in an ORR of 40%.

Best Response for Target Lesions Demonstrating Clinical Activity

50M cells
100M cells
150M cells
300M cells
40
30
20
10
0
-10
-20
-30
-40
-50
Change from Baseline (%)
Individual Patients

Data cutoff of 29 May 2024

Figure 2: A pattern of dose-dependent clinical activity emerged when the data were plotted by dose and clinical benefit rate, defined as stable disease, partial response or complete response. In addition to having stable disease by imaging, several patients had additional observations of clinical benefit including weight gain, decreased pain and improved liver function tests.

Clinical Benefit Rate was Dose Dependent

Clinical Benefit Rate (%)
100
90
80
70
60
50
40
30
20
10
0
n = 6
n = 4
n = 5
n = 1
50M cells
100M cells
150M cells
300M cells
Dose Level

Data cutoff of 29 May 2024

◦The most frequently reported related adverse events of any grade were cytokine release syndrome (CRS) (61%), pneumonitis (22%) and headache (17%), as well as the expected cytopenia from lymphodepletion in all patients. The CRS was generally mild (Grade 1 or 2 only), characterized by fever and treated with tocilizumab and steroids. There were no reports of immune effector cell-associated neurotoxicity syndrome (ICANS) attributed to LYL797. The most frequently reported Grade > 3 related adverse events were pneumonitis (17%) and hypoxia (11%), as well as the expected cytopenia from lymphodepletion in 78% of patients. The index patient with pneumonitis had Grade 5 respiratory failure on Day 41. Subsequently, patients were treated aggressively at the first sign or symptom of pneumonitis with high‑dose steroids with good result. Each case of pneumonitis has occurred between days 4 and 10. The adverse event of Grade > 3 pneumonitis occurred only in patients with TNBC and lung metastases, resulting in the separation of dose escalation into two cohorts based upon lung involvement (lung primary, lung metastatic disease or pleural effusion). No dose-limiting toxicities occurred in patients without lung involvement. All patients are now receiving prophylactic therapy with dexamethasone to mitigate pneumonitis.
◦Translational data were reported on a subset of patients and include CAR T-cell expansion in peripheral blood, phenotypic analysis of T-cell exhaustion and stem-like markers, and on-study tumor biopsies to assess for CAR T-cell tumor infiltration. LYL797 CAR T-cell expansion was observed in peripheral blood samples at Day 60 in all patients assessed when the data were reported (n = 11), with peak expansion occurring between Days 8 and 11. Peak expansion was on average three-fold higher in patients receiving 150 x 106 cells compared to those receiving 50 x 106 cells. The exhaustion marker, TIGIT, was found only in a low proportion of LYL797 CAR T cells at Day 11 (n = 4) providing support for the role of c-Jun overexpression as an anti-exhaustion technology. A significant proportion of cells with stem-like and effector memory phenotypes were demonstrated at Days 11 and 22 following RNAseq transcriptomic analysis, supporting the role of Epi-R to preserve a stem-like phenotype. Nine evaluable on-treatment tumor biopsies collected between Days 21 and 30 after LYL797 infusion were assessed. LYL797 CAR T cells were present in all solid-tumor biopsies, indicating that LYL797 CAR T cells enhanced with our anti-exhaustion technology were able to infiltrate and persist in the solid tumor microenvironment. In addition, the tumor biopsies have features consistent with T cell-mediated tumor lysis, including T cell-rich inflammation with scattered tumor cells.
•Updated data from the ongoing Phase 1 trial in solid tumor indications, including the initiation of dose expansion, are expected in late 2024 to early 2025.
•An IND is expected to be filed in the second half of 2024 to initiate a Phase 1 trial of LYL797 in patients with relapsed/refractory multiple myeloma or CLL.
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
•Enrollment in the Phase 1 clinical trial for LYL845 is ongoing. The study is designed to include patients with relapsed or refractory metastatic or locally advanced melanoma, NSCLC and CRC.

•The Phase 1 clinical trial is an open-label, dose-escalation and -expansion trial in patients with relapsed or refractory metastatic or locally advanced melanoma, NSCLC and CRC. The study will enroll at least 15 patients each with advanced melanoma, and relapsed or refractory NSCLC or CRC in the expansion phase of the study.
•Initial clinical and translational data from the Phase 1 trial of LYL845 in patients with advanced melanoma are expected in the second half of 2024.
LYL119 - A next-generation ROR1-targeted CAR T-cell product candidate incorporating Lyell’s four stackable and complementary anti-exhaustion technologies designed for enhanced potency
A key pillar of our strategy is to continually innovate to develop and advance novel, breakthrough technologies that address key barriers to effective cell therapy for solid tumors. We have advanced a new genetic reprogramming technology, NR4A3 knockout, and a new epigenetic reprogramming technology, Stim‑R, that are being applied in our new CAR T-cell product candidate, LYL119. These technologies are stackable and complementary to c-Jun and Epi‑R and are designed to enable T cells to further resist exhaustion and to improve antitumor potency and durability.
LYL119 is being advanced with the goal of potentially creating even greater benefit for patients with ROR1‑positive solid tumors.
•LYL119 is a ROR1-targeted CAR T-cell product enhanced with Lyell’s four novel genetic and epigenetic reprogramming technologies: c-Jun overexpression, NR4A3 knockout, Epi-R manufacturing protocol and Stim‑RTM T-cell activation technology.
•An IND application for LYL119 was cleared by the FDA.
•The Phase 1 trial is designed as an open label dose escalation and expansion trial in patients with ROR1 positive solid tumors and will initially enroll patients with ROR1 positive platinum-resistant ovarian cancer or endometrial cancer. Initial clinical data are expected in the second half of 2025.
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
We are currently producing clinical supply for our Phase 1 trials at our LyFE Manufacturing Center. At full staffing and capacity, we expect to be able to manufacture approximately 500 infusions per year depending on product candidate mix. While we believe this capacity is sufficient to support our pipeline programs into pivotal trials and, if approved, early commercialization, we are also advancing multiple strategic alternatives to innovate and scale manufacturing in the future. We are evaluating third-party manufacturing options as part of an overall CAR T‑cell manufacturing strategy to build scale and reduce cost. For TIL, we are advancing our Epi-R P2 manufacturing protocol to shorten delivery time of TIL product to patients.
Macroeconomic Environment
Our business and operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges such as the effects of the ongoing geopolitical conflicts in Ukraine, armed conflicts and turmoil in the Middle East, tensions in U.S.-China relations, inflationary pressures, fluctuations in the interest rate environment, instability in the banking industry, supply constraints and overall market volatility. Economic uncertainty may persist into the remainder of 2024, and the market dynamics discussed above and similar adverse conditions may negatively impact our business.

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
Other (expense) income, net
Other (expense) income, net consists primarily of the change in fair value associated with our success payment liabilities to Fred Hutch and adjustments to the fair value of our marketable equity security that is publicly traded.
Impairment of Other Investments
Impairment of other investments consists of a reduction in the value of certain other investments.

Results of Operations
Three and Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenue	$13	$27	$(14)	$16	$92	$(76)
Operating expenses:
Research and development	40,261	47,471	(7,210)	83,435	92,101	(8,666)
General and administrative	12,256	19,030	(6,774)	25,750	38,309	(12,559)
Other operating income, net	(976)	(569)	(407)	(2,066)	(1,857)	(209)
Total operating expenses	51,541	65,932	(14,391)	107,119	128,553	(21,434)
Loss from operations	(51,528)	(65,905)	14,377	(107,103)	(128,461)	21,358
Interest income, net	6,364	5,264	1,100	13,183	9,761	3,422
Other (expense) income, net	(645)	(326)	(319)	445	774	(329)
Impairment of other investments	—	(2,923)	2,923	(13,001)	(12,923)	(78)
Total other income (loss), net	5,719	2,015	3,704	627	(2,388)	3,015
Net loss	$(45,809)	$(63,890)	$18,081	$(106,476)	$(130,849)	$24,373
Research and Development Expenses
The following table summarizes the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Personnel	$15,979	$22,161	$(6,182)	$32,453	$41,805	$(9,352)
Facilities and technology	12,018	13,695	(1,677)	24,915	26,833	(1,918)
Research activities, collaborations and outside services	13,057	11,010	2,047	26,335	23,466	2,869
Success payments	(793)	605	(1,398)	(268)	(3)	(265)
Total research and development expenses	$40,261	$47,471	$(7,210)	$83,435	$92,101	$(8,666)
Research and development expenses were $40.3 million and $47.5 million for the three months ended June 30, 2024 and 2023, respectively. The $7.2 million decrease was primarily due to a $6.2 million reduction in personnel‑related expenses, mainly due to a decrease in headcount associated with the Company’s November 2023 reduction in workforce; a decrease of $1.7 million in facilities and technology costs primarily driven by the reduction in workforce and lower software implementation costs; and a decrease of $1.4 million associated with our success payment liabilities primarily driven by the change in our stock price. These decreases were partially offset by an increase of $2.0 million in research activities, collaborations and outside services primarily driven by clinical trials activity.
Research and development expenses were $83.4 million and $92.1 million for the six months ended June 30, 2024 and 2023, respectively. The $8.7 million decrease was primarily due to a $9.4 million reduction in personnel-related expenses mainly due to a decrease in headcount associated with the Company’s November 2023 reduction in workforce; a decrease of $1.9 million in facilities and technology costs primarily driven by the reduction in workforce and lower software implementation costs; and a decrease of $0.3 million associated with our success payment liabilities primarily driven by the change in our stock price. These decreases were partially offset by an increase of $2.9 million in research activities, collaborations and outside services primarily driven by clinical trials activity.
General and Administrative Expenses
General and administrative expenses were $12.3 million and $19.0 million for the three months ended June 30, 2024 and 2023, respectively. The $6.8 million decrease was primarily due to a $6.5 million reduction in personnel costs, including a $4.5 million decrease in stock-based compensation expense, primarily related to significant awards being fully expensed in the previous periods and a decrease of $2.0 million in personnel‑related expenses mainly due to a decrease in headcount associated with the Company’s November 2023 reduction in workforce.
General and administrative expenses were $25.8 million and $38.3 million for the six months ended June 30, 2024 and 2023, respectively. The $12.6 million decrease was primarily due to a $11.2 million reduction in personnel costs, including a $8.4 million decrease in stock-based compensation expense, primarily related to significant awards being fully expensed in the previous periods and a decrease of $2.8 million in personnel-related expenses mainly due to a decrease in headcount associated with the Company’s November 2023 reduction in workforce. General and administrative expenses also decreased due to a reduction of $1.2 million in other administrative expenses.
Other Operating Income, Net
Other operating income, net was $1.0 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively, and $2.1 million and $1.9 million for the six months ended June 30, 2024 and 2023, respectively.
Interest Income, Net
Interest income, net was $6.4 million and $5.3 million for the three months ended June 30, 2024 and 2023, respectively, and $13.2 million and $9.8 million for the six months ended June 30, 2024 and 2023, respectively. The increase in interest income, net was primarily driven by higher interest rates in 2024.
Other (expense) income, net
Other (expense) income, net was $(0.6) million and $(0.3) million for the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively. Other (expense) income, net consists primarily of the change in fair value associated with our success payment liabilities to Fred Hutch and for the three and six months ended June 30, 2024, adjustments to the fair value of our marketable equity security investment that is publicly traded.
Impairment of Other Investments
Impairment of other investments was zero for the three months ended June 30, 2024 and $2.9 million for the three months ended June 30, 2023, which consisted of the full impairment of one of our other investments. Impairment of other investments was $13.0 million and $12.9 million for the six months ended June 30, 2024 and 2023, respectively, which consisted of the full impairment of one of our other investments for the six months ended June 30, 2024 and the full impairment of two of our other investments for the six months ended June 30, 2023. See Note 5, Other Investments, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q, for additional details regarding the impairments of other investments.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2024, we had $491.1 million in cash, cash equivalents and marketable securities. To date we have raised an aggregate of $1.4 billion in gross proceeds from sales of common stock and convertible preferred stock.
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
Until such time as we complete nonclinical and clinical development and receive regulatory approval of our product candidates and can generate significant revenue from product sales, if ever, we expect to finance our operations from the sale of additional equity or debt financings, or other capital that is generated from strategic collaborations, licensing or other arrangements. In the event that additional capital is required, we may not be able to raise it on terms acceptable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, including pursuant to the Sales Agreement, it may result in dilution to our existing stockholders. Debt financing or preferred equity financing, if available, may result in increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that may restrict our operations. If we raise funds through strategic collaboration, licensing or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potentially unfavorable global economic conditions and any disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from actual or perceived changes in interest rates and economic inflation, the anticipated impact of any geopolitical instability and otherwise. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Material Cash Requirements
We continually evaluate our liquidity and capital resources to ensure that we can adequately and efficiently finance our operations. As of June 30, 2024, our material cash requirements consisted primarily of paying salaries and benefits, administering clinical trials, conducting research, improving our manufacturing capabilities, providing the technology and facilities necessary to support our operations, funding operating lease obligations and other payments related to our collaborative agreements. See Note 3, License, Collaboration and Success Payment Agreements, and Note 7, Leases, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(80,110)	$(85,373)
Investing activities	67,001	185,066
Financing activities	889	1,127
Net (decrease) increase in cash, cash equivalents and restricted cash	$(12,220)	$100,820
Operating Activities
During the six months ended June 30, 2024, net cash used in operating activities was $80.1 million, reflecting our net loss of $106.5 million, partially offset by $30.6 million of non-cash items primarily related to stock-based compensation expense of $17.4 million, the impairment of other investments of $13.0 million and depreciation and amortization expense of $9.9 million, partially offset by net amortization and accretion on marketable securities of $8.1 million and non-cash lease income of $1.0 million. Additionally, net operating assets and liabilities decreased $4.2 million primarily driven by a $3.1 million decrease in accrued liabilities and other current liabilities and a $0.6 million decrease in accounts payable.
During the six months ended June 30, 2023, net cash used in operating activities was $85.4 million, primarily reflecting our net loss of $130.8 million, partially offset by $46.2 million of non-cash items primarily related to stock-based compensation expense of $28.1 million, impairment of other investments of $12.9 million and depreciation and amortization of $10.1 million, partially offset by net amortization and accretion on marketable securities of $3.9 million and non-cash lease income of $0.8 million. Additionally, net operating assets and liabilities decreased $0.7 million primarily driven by a $3.6 million decrease in accrued liabilities and other current liabilities partially offset by a $2.4 million increase in accounts payable.
Investing Activities
During the six months ended June 30, 2024, cash provided by investing activities was $67.0 million, consisting primarily of net maturities and purchases of marketable securities.
During the six months ended June 30, 2023, cash provided by investing activities was $185.1 million, consisting of net maturities and purchases of marketable securities of $187.5 million offset by purchases of property and equipment of $2.5 million.
Financing Activities
During the six months ended June 30, 2024, cash provided by financing activities was $0.9 million, consisting of proceeds from the employee stock purchase plan of $0.8 million and proceeds from the exercise of stock options of $0.2 million, partially offset by taxes paid related to the net share settlement of equity awards of $0.1 million.
During the six months ended June 30, 2023, cash provided by financing activities was $1.1 million, consisting of proceeds from the employee stock purchase plan of $1.2 million and proceeds from the exercise of stock options of $0.1 million, partially offset by taxes paid related to the net share settlement of equity awards of $0.1 million.
Off-Balance Sheet Arrangements
Since our inception, we have not had, and we do not currently have, any off-balance sheet arrangements as defined under the applicable rules and regulations of the SEC.
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
Interest Rate Risk
We had cash equivalents of $119.7 million as of June 30, 2024, which consisted of money market funds and highly liquid investments purchased with original maturities of three months or less from the purchase date. We also had fixed income marketable securities of $357.5 million as of June 30, 2024. The primary objective of our investment activities is to preserve capital to fund our operations, and we currently do not hedge our interest rate risk exposure. Because our fixed income marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material effect on our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We had no debt outstanding as of June 30, 2024.
Foreign Currency Exchange Risk
All of our employees and operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. We therefore are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we have contracted with and may continue to contract with non-U.S. vendors who we may pay in their local currency. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. To date, foreign currency transaction gains and losses have not been material to our unaudited Condensed Consolidated Financial Statements, and we have not had a formal hedging program with respect to foreign currency. We believe a hypothetical 10% change in exchange rates during any of the periods presented would not have a material effect on our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and our clinical trial costs. We believe that inflation has not had a material effect on our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we have been or may become involved in material legal proceedings or be subject to claims arising in the ordinary course of our business. We are currently not party to any legal proceedings material to our operations or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by a government authority or otherwise. Regardless of outcome, any such proceedings or claims is subject to inherent uncertainties and can have an adverse impact on us because of defense and settlement costs, diversion of time and resources and other factors, and there can be no assurances that favorable outcomes will be obtained.
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
•The results of research, nonclinical studies or earlier clinical trials are not necessarily predictive of future results, initial clinical results in a clinical trial may not be predictive of future results in the same clinical trial and results in one indication may not be predictive of results to be expected for the same product candidate in another indication. If clinical trials of our product candidates fail to produce positive results or demonstrate satisfactory safety and efficacy, at the appropriate dose level or at all, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates. Any product candidate we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval.
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
As of June 30, 2024, we had $491.1 million in cash, cash equivalents and marketable securities. As a result of expense timing, as well as diligent expense management, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs into 2027. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital to complete clinical development of any of our current programs.
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

Risks Related to Our Business and Industry
We are early in our research and clinical development efforts. If we are unable to successfully develop, manufacture and commercialize product candidates or experience significant delays in doing so, our business may be harmed.*
We are early in our research and clinical development efforts for our product candidates. LYL797 and LYL845 are in Phase 1 clinical development, LYL119 is entering Phase 1 clinical development and our other proprietary TIL product candidate is currently in preclinical development. We have not yet demonstrated our ability to successfully complete any clinical trials (including any Phase 3 or other pivotal clinical trials), obtain regulatory approvals, manufacture a commercial‑scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. We have invested substantial resources in developing our technology platforms and our product candidates, conducting nonclinical studies, commencing clinical trials and building our manufacturing facilities and capabilities, each of which will be required prior to any regulatory approval and commercialization. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful research and development and eventual commercialization of one or more product candidates in profitable indications and markets. The success of our efforts to identify, develop, manufacture and commercialize product candidates will depend on many factors, including the following:
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
We are seeking to identify and develop a broad pipeline of product candidates using our proprietary technology platforms. The scientific research that forms the basis of our efforts to develop product candidates with our technology platforms is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our technology platforms are both preliminary and limited. Additionally, although LYL797 and LYL845 are in, and LYL119 is entering, Phase 1 clinical development, our current clinical data are limited, and nonclinical data from murine tumor models and in vitro experiments with tumor cell lines may not translate into humans or may not accurately predict the safety and efficacy of our product candidates in humans. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates.
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
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity awards that vest over time and, for certain key employees, equity awards that vest subject to certain performance conditions. The value to employees of equity incentives may be significantly affected by factors beyond our control, including market conditions and volatility, and may at any time be insufficient to counteract more lucrative offers from other companies. Because the trading price of our common stock was significantly below the exercise price for many of the options we had granted to our employees, which made the value of our equity as a retention tool decrease substantially, our Board of Directors authorized a repricing of the exercise price of such options for certain employees in November 2023.
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
The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates and economic inflation), which included severely diminished liquidity and credit availability, declines in consumer confidence, slower economic growth, high inflation, uncertainty about economic stability and swings in unemployment rates. The financial markets and the global economy may also be adversely affected by the impact of supply chain disruptions, labor shortages, fluctuations in currency exchange rates, changes in interest rates, military conflict, acts of terrorism or other geopolitical events. Sanctions imposed, and other actions taken, by the United States and other countries in response to geopolitical conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that a deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions, including disruption to enrollment within our ongoing trials and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
We may rely on third parties to manufacture our current or future product candidates. We may be unable to identify manufacturers for our product candidates or the materials required to develop the cellular therapy on acceptable terms or at all because the number of potential manufacturers is limited. We are currently evaluating third‑party manufacturing options as part of an overall CAR T-cell manufacturing strategy to build scale and reduce cost. Utilizing a third-party Good Manufacturing Practices manufacturer will require the transfer and testing of manufacturing and analytical methods to demonstrate substantially equivalent processes and performance for regulatory filings and interactions as required. Such potential third-party manufacturers may be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.
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
We intend to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct GCP-compliant clinical trials on our product candidates properly and on time. For example, we are relying on CROs to conduct significant parts of our LYL797, LYL845 and planned LYL119 Phase 1 clinical trials. Negotiating budgets and contracts with CROs and study sites may result in delays to our development timelines and increased costs. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
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
We currently have no products approved for commercial sale, and we are in the first phase of clinical development of our product candidates. LYL797 and LYL845 are in Phase 1 clinical development, LYL119 is entering Phase 1 clinical development and our other proprietary TIL product candidate is currently in preclinical development. The future success of our business is substantially dependent on our ability to obtain regulatory approval for our product candidates for the indications we seek, and, if approved, to successfully commercialize one or more product candidates in a timely manner. Each of our programs and product candidates will require clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.

We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and comparable foreign regulatory authorities, that the product candidate is safe, pure and potent for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate to assure safety, purity and potency.
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
In addition to oversight by the FDA and by institutional review boards (IRBs) under guidelines promulgated by the National Institutes of Health (NIH), clinical trials such as those for LYL797 and LYL119, which evaluate T cells expressing a synthetic CAR and overexpressing c-Jun, are also subject to review and oversight by an institutional biosafety committee (IBC), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether trials of cell therapies that involve genetic engineering may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.
Actual or perceived safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of patients to participate in clinical trials, or if approved by applicable regulatory authorities, of physicians to subscribe to the novel treatment mechanics. The FDA or other comparable foreign regulatory authorities may ask for specific post-marketing requirements, and additional information informing benefits or risks of our products may emerge at any time prior to or after regulatory approval.
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

The results of research, nonclinical studies or earlier clinical trials are not necessarily predictive of future results, initial clinical results in a clinical trial may not be predictive of future results in the same clinical trial and results in one indication may not be predictive of results to be expected for the same product candidate in another indication. If clinical trials of our product candidates fail to produce positive results or demonstrate satisfactory safety and efficacy, at the appropriate dose level or at all, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates. Any product candidate we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval.*
Success in research, nonclinical studies and early clinical trials does not ensure that later clinical trials will generate similar results and otherwise provide adequate data to demonstrate the efficacy and safety of an investigational product. Clinical trials may show that one or more of our product candidates are not safe or effective, in which event we may need to abandon development of such product candidates. For example, adverse events of pneumonitis were reported with the initial data from the Phase 1 clinical trial of LYL797 released in June 2024, and dose escalation in the trial has been separated into two cohorts including patients with and without lung involvement. All patients now receive prophylactic therapy with dexamethasone to mitigate pneumonitis. If we are unable to find the appropriate cell dose level for patients with or without lung involvement that can demonstrate satisfactory safety and efficacy, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the clinical trial for LYL797. In fact, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in early- and late-stage clinical trials, even after seeing promising results in earlier nonclinical studies or clinical trials. Thus, even if the results from our initial research, nonclinical activities or early clinical results appear positive, we do not know whether the current Phase 1 or subsequent clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any product candidates.
Moreover, final study results may not be consistent with interim study results, and results in one indication may not be predictive of results for the same product candidate in another indication. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market any of our product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional clinical trials. Additionally, even if clinical trials show promising early results, clinical trials of the same product candidate in another indication may fail to show similar results, and market acceptance of our product candidate, if approved, may be limited.
Clinical development involves a lengthy and expensive process with an uncertain outcome.*
We are in the first phase of clinical development of our product candidates. LYL797 and LYL845 are in Phase 1 clinical development, LYL119 is entering Phase 1 clinical development and our second proprietary TIL product candidate is currently in preclinical development. The risk of failure of our product candidates is high. The clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
The clinical testing that will be required for any product candidates we choose to advance is expensive and can take many years to complete, and its outcome is inherently uncertain. The FDA may not clear the IND submissions for any planned clinical trials. Even if cleared by the FDA and initiated, we cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Failure can occur at any time during the clinical trial process. Even if our current and planned clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our product candidates for their targeted indications or support continued clinical development of such product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical and clinical trials.
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
To date, we have not fully enrolled or completed any clinical trials required for the approval of our product candidates. We may experience delays in initiating, enrolling or conducting our current and planned clinical trials, and we do not know whether clinical trials will begin or enroll patients on time, will need to be redesigned, will achieve expected enrollment rates or will be completed on schedule, if at all. Identifying candidate patients with ROR1+ tumors for the LYL797 and LYL119 clinical studies and obtaining sufficient and specific tumor tissues for the LYL845 clinical study are necessary to support our Phase 1 clinical trials. Our inability to identify candidates with ROR1+ tumors or obtain specific tumor tissues or sufficient amounts of tumor tissues in a timely manner or at all could delay or preclude our ability to execute and complete the clinical trials. There can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical trials of any of our product candidates on clinical hold in the future. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including in connection with:
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
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in our clinical trials, we may not continue the development of nor receive approval to market any product candidates, which could prevent us from ever generating product revenues or achieving profitability. For example, previous clinical trials utilizing CAR T cells to treat hematologic tumors have shown an increased risk of cytokine release syndrome and immune effector cell-associated neurotoxicity syndrome, and approved CAR T products carry a boxed warning concerning the risk of developing secondary T‑cell malignancies. Serious adverse events of pneumonitis that were not expected were reported for patients treated in our LYL797 Phase 1 clinical trial. Adverse events may also be associated with the lymphodepletion or IL-2 regimen utilized with cellular therapies. If additional adverse events or other side effects are observed in any of our clinical trials that are atypical of, or more severe than, the known side effects of cellular therapies, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials or we may be required to abandon those trials or our development efforts of one or more product candidates altogether. If such effects are more severe, less reversible than we expect or not reversible at all, we may decide or be required to perform additional studies or to halt or delay further clinical development of any of our product candidates, which could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities.
Additionally, ROR1 is expressed on a number of normal tissues. As a result, ROR1 could cause on-target, off-tumor toxicity. c-Jun is also potentially an oncogene and could cause healthy cells to transform into malignant cells. Results of our trials could reveal an unacceptably high severity and incidence of side effects, or side effects outweighing the benefits of our product candidates. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. The side effects experienced could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.
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
In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut and Utah—have enacted comprehensive data privacy and security laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct or delete certain personal data and to opt‑out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to advance our product candidates effectively. Certain states also impose more stringent requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, CCPA), applies to personal data of consumers, business representatives and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability.
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
We expect that we will need to expend significant capital and other resources to ensure ongoing compliance with applicable data privacy and security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations related to data privacy and security, even if we are not found liable, could be expensive and time‑consuming to defend and could result in negative publicity that could harm our business. Moreover, even if we take all necessary action to comply with legal and regulatory requirements, we or our partners or vendors could fail or be perceived to have failed to comply with such obligations, which could subject us to fines and penalties, as well as litigation and reputational damage. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to delays in the development of our product candidates due to inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity or substantial changes to our planned candidate pipeline development and business operations. If we fail to keep apprised of and comply with applicable international, federal, state or local regulatory requirements and changes thereto, we could be subject to a range of regulatory actions that could affect our or any vendors’ or partners’ ability to seek to commercialize our product candidates. Any threatened or actual government enforcement action, or litigation when private rights of action are available, could also generate negative publicity, damage our reputation, result in liabilities, fines and adverse business consequences and require that we devote substantial resources that could otherwise be used in support of other aspects of our business.
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
At any time, sales of a substantial number of shares of our common stock in the public market could occur, or there could be a perception in the market that the holders of a large number of shares of common stock intend to sell shares, and any such event could reduce the market price of our common stock. As of June 30, 2024, we have 255,948,333 shares of common stock outstanding. Substantially all of the shares of our common stock outstanding and shares issued upon the exercise of stock options outstanding under our equity incentive plans, subject to applicable securities law restrictions, may be able to be sold in the public market.
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
While we have implemented security measures designed to protect against security incidents, we cannot assure you that our data protection efforts and our investment in information technology will detect all vulnerabilities on a timely basis, prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs, and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal data), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use or disclosure of personal data, including personal data regarding our clinical trial patients or employees, could harm our reputation directly, compel us to comply with potentially costly federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, including expending significant resources or modifying our business practices such as our clinical trial activities, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems. However, we may not detect and remediate all such vulnerabilities, including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident, and we may need to expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against any security incidents.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the second quarter of 2024, none of our directors or executive officers adopted or terminated a Rule 10b5‑1 trading arrangement or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) and (c) of Regulation S-K, respectively.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-8	333-257249	4.1	06/21/2021
3.2	Amended and Restated Bylaws.	10-Q	001-40502	3.2	11/07/2023
4.1	Form of Common Stock Certificate.	S-1/A	333-256470	4.1	06/09/2021
4.2	Amended and Restated Investors' Rights Agreement, by and among the Registrant and certain of its stockholders, dated March 5, 2020.	S-1	333-256470	4.2	05/25/2021
10.1*	Lyell Immunopharma, Inc. Non-Employee Director Compensation Policy.					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
32.1*«	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

Lyell Immunopharma, Inc.

Date: August 7, 2024	By:	/s/ CHARLES NEWTON
Charles Newton
Chief Financial Officer (Principal Financial and Accounting Officer)