Form 10-Q
period 2024-09-30
Lyell Immunopharma, Inc.
filed 2024-11-07
CIK 1806952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2024, the registrant had 279,220,614 shares of common stock, $0.0001 par value per share, outstanding.

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
•the scope, progress, results and costs of developing IMPT-314, LYL119 or any other product candidates we may acquire or develop, and conducting nonclinical studies and clinical trials, including for IMPT-314 and LYL119;
•the timing and costs involved in obtaining and maintaining regulatory approvals of IMPT-314, LYL119 or any other product candidates we may acquire or develop, and the timing or likelihood of regulatory filings and approvals, including any expectations or plans regarding seeking special designations, such as Regenerative Medicine Advanced Therapy designation or Fast Track designation, for our product candidates for various diseases;
•our plans relating to the commercialization of IMPT-314, LYL119 or any other product candidates we may acquire or develop, if approved, including the geographic areas of focus, and our ability to commercially differentiate such product candidates and grow a sales force;
•the size of the market opportunities for IMPT-314, LYL119 or any other product candidates we may acquire or develop in each of the diseases we may target;
•our reliance on third parties to conduct research activities for IMPT-314, LYL119 or any other product candidates we may acquire or develop;
•the characteristics, safety, efficacy and therapeutic effects of IMPT-314, LYL119 or any other product candidates we may acquire or develop;
•the advancement of our technology platform and the effectiveness and expected benefits of any of our technologies and manufacturing processes;
•our estimates of the number of patients in the United States and worldwide who suffer from the diseases we target and the number of patients that may enroll in our clinical trials;
•the progress and focus of the current and planned clinical trials of our product candidates, and the reporting of data from those trials, including the timing thereof;
•the ability of our clinical trials to sufficiently demonstrate the safety and efficacy of IMPT-314, LYL119 or any other product candidates we may acquire or develop, and other clinical trial results;
•the success of competing therapies that are, or may become, available;
•developments relating to our competitors and our industry, including any existing or future competing product candidates or therapies;
•our plans relating to the further development and manufacturing of IMPT-314, LYL119 or any other product candidates we may acquire or develop, including additional indications that we may pursue;
•existing regulations and regulatory developments in the United States and other jurisdictions;

•our potential and ability to successfully manufacture and supply or our ability to contract with third parties to manufacture and supply IMPT-314, LYL119 or any other product candidates we may acquire or develop for clinical trials and for commercial use, if approved;
•the rate and degree of market acceptance, as well as the pricing and reimbursement, of IMPT-314, LYL119 or any other product candidates we may acquire or develop, if approved;
•our continued reliance on third parties to assist us in conducting additional clinical trials of IMPT-314, LYL119 or any other product candidates we may acquire or develop;
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
•our ability to realize the anticipated benefits of and potential value created by our acquisition of ImmPACT Bio USA Inc. (ImmPACT) or any other acquisition or strategic transaction and our success in commercializing any product candidates we acquire in connection therewith, including IMPT-314;
•the inherent risks, costs and uncertainties associated with integrating the businesses in the merger with ImmPACT successfully and the amount of any costs, fees, expenses, impairments and charges relating to the merger with ImmPACT; and
•our anticipated use of our existing cash, cash equivalents and marketable securities.
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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$100,299	$145,647
Marketable securities	340,248	400,576
Prepaid expenses and other current assets	9,498	8,463
Total current assets	450,045	554,686
Restricted cash	288	284
Marketable securities, non-current	20,112	16,506
Other investments	19,000	32,001
Property and equipment, net	88,047	102,654
Operating lease right-of-use assets	36,662	39,663
Other non-current assets	5,061	4,235
Total assets	$619,215	$750,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,596	$4,817
Accrued liabilities and other current liabilities	29,009	28,126
Success payment liabilities	907	1,576
Total current liabilities	33,512	34,519
Operating lease liabilities, non-current	51,441	56,894
Other non-current liabilities	3,565	3,664
Total liabilities	88,518	95,077
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000 shares authorized at September 30, 2024 and December 31, 2023; 256,564 and 253,958 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	26	25
Additional paid-in capital	1,683,082	1,657,133
Accumulated other comprehensive income (loss)	760	(94)
Accumulated deficit	(1,153,171)	(1,002,112)
Total stockholders’ equity	530,697	654,952
Total liabilities and stockholders’ equity	$619,215	$750,029
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$34	$25	$50	$117
Operating expenses:
Research and development	39,500	43,849	122,935	135,950
General and administrative	11,769	15,507	37,519	53,816
Other operating income, net	(730)	(292)	(2,796)	(2,149)
Total operating expenses	50,539	59,064	157,658	187,617
Loss from operations	(50,505)	(59,039)	(157,608)	(187,500)
Interest income, net	5,965	6,608	19,148	16,369
Other (expense) income, net	(43)	1,578	402	2,352
Impairment of other investments	—	—	(13,001)	(12,923)
Total other income, net	5,922	8,186	6,549	5,798
Net loss	(44,583)	(50,853)	(151,059)	(181,702)
Other comprehensive loss:
Net unrealized gain on marketable securities	1,157	1,198	854	6,418
Comprehensive loss	$(43,426)	$(49,655)	$(150,205)	$(175,284)

Net loss per common share, basic and diluted	$(0.17)	$(0.20)	$(0.59)	$(0.73)
Weighted-average shares used to compute net loss per common share, basic and diluted	256,309	251,318	255,323	250,377
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2024	255,948	$26	$1,675,460	$(397)	$(1,108,588)	$566,501
Issuance of common stock in connection with restricted stock units, net of tax	616	—	—	—	—	—
Stock-based compensation	—	—	7,622	—	—	7,622
Other comprehensive income	—	—	—	1,157	—	1,157
Net loss	—	—	—	—	(44,583)	(44,583)
Balance as of September 30, 2024	256,564	$26	$1,683,082	$760	$(1,153,171)	$530,697

	Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	253,958	$25	$1,657,133	$(94)	$(1,002,112)	$654,952
Issuance of common stock upon exercise of stock options	1,246	1	154	—	—	155
Issuance of common stock under employee stock purchase plan	491	—	810	—	—	810
Issuance of common stock in connection with restricted stock units, net of tax	869	—	(76)	—	—	(76)
Stock-based compensation	—	—	25,061	—	—	25,061
Other comprehensive income	—	—	—	854	—	854
Net loss	—	—	—	—	(151,059)	(151,059)
Balance as of September 30, 2024	256,564	$26	$1,683,082	$760	$(1,153,171)	$530,697

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

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(151,059)	$(181,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	25,061	38,621
Depreciation and amortization expense	14,605	15,193
Impairment of other investments	13,001	12,923
Net amortization and accretion on marketable securities	(11,716)	(6,212)
Non-cash lease income	(1,591)	(1,344)
Change in fair value of success payment liabilities	(669)	(3,309)
Loss on property and equipment disposals, net	417	1,072
Gain on marketable equity security	(47)	—
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	(1,861)	(23)
Accounts payable	(1,198)	1,039
Accrued liabilities and other current liabilities	4	1,020
Other non-current liabilities	(99)	(337)
Net cash used in operating activities	(115,152)	(123,059)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(420)	(2,661)
Purchases of marketable securities	(355,905)	(220,095)
Maturities of marketable securities	425,244	507,494
Net cash provided by investing activities	68,919	284,738
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	155	155
Proceeds from employee stock purchase plan	810	1,163
Taxes paid related to net share settlement of equity awards	(76)	(334)
Net cash provided by financing activities	889	984
Net (decrease) increase in cash, cash equivalents and restricted cash	(45,344)	162,663
Cash, cash equivalents and restricted cash at beginning of period	145,931	123,834
Cash, cash equivalents and restricted cash at end of period	$100,587	$286,497
Represented by:
Cash and cash equivalents	$100,299	$286,214
Restricted cash	288	283
Total	$100,587	$286,497
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for amounts included in the measurement of lease liabilities	$8,449	$8,030
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$23	$2

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Lyell Immunopharma, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
Lyell Immunopharma, Inc. (the “Company”) was incorporated in Delaware in June 2018. The Company is a clinical-stage cell therapy company advancing a pipeline of product candidates enhanced with proprietary anti-exhaustion T-cell reprogramming technologies for patients with solid tumors or hematologic malignancies. The Company’s primary activities since incorporation have been to develop T‑cell therapies, conduct research and development, acquire technology and product candidates, enter into strategic collaboration and license arrangements, enable and execute manufacturing activities in support of its product candidate development efforts, organize and staff the Company, conduct business planning, establish its intellectual property portfolio, submit regulatory submissions, execute clinical trials, raise capital and provide general and administrative support for these activities.
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
Liquidity and Management’s Plan
The Company discovers and develops product candidates that involve experimental technologies. The product candidates may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources or from the issuance of equity or debt securities. The Company believes that its available cash, cash equivalents and marketable securities as of September 30, 2024 will be adequate to fund its operations at least through the next 12 months from the date these unaudited Condensed Consolidated Financial Statements are issued.
Use of Estimates
The preparation of the Company’s unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect reported amounts and related disclosures. Specific accounts that require management estimates include, but are not limited to, stock-based compensation, valuation of success payments, valuation of other investments and accrued expenses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
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
Collaboration - In 2018, the Company entered into a research and collaboration agreement with Fred Hutch (“Fred Hutch Collaboration Agreement”) focused on research and development of cancer immunotherapy products. The Company funded aggregate research performed by Fred Hutch of $12.0 million under the Fred Hutch Collaboration Agreement, with the research conducted in accordance with a research plan and budget approved by the parties. The Fred Hutch Collaboration Agreement has a six-year term. The Company incurred $0.2 million and $0.3 million in expense in connection with the Fred Hutch Collaboration Agreement for the three months ended September 30, 2024 and 2023, respectively, and $0.4 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of September 30, 2024, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The success payment liability was $0.3 million and $0.7 million as of September 30, 2024 and December 31, 2023, respectively. With respect to the Fred Hutch Collaboration Agreement success payment obligations, the Company recognized success payment expense reversal of $0.1 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively, and $0.4 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively, which are recognized in other (expense) income, net.
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
Collaboration Agreement - In October 2020, the Company entered into a research and collaboration agreement with Stanford (“Stanford Collaboration Agreement”), focused on research and development of cellular immunotherapy products. The Stanford Collaboration Agreement has a four-year term. The Company funded aggregate research performed by Stanford of $12.0 million under the Stanford Collaboration Agreement, with the research conducted in accordance with a research plan and budget approved by the parties. The Company incurred $0.8 million in expense in connection with the Stanford Collaboration Agreement for both the three months ended September 30, 2024 and 2023, and $2.3 million for both the nine months ended September 30, 2024 and 2023.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of September 30, 2024, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The estimated fair values of the success payments to Stanford as of September 30, 2024 and December 31, 2023 were $0.6 million and $1.1 million, respectively. The success payment liability is estimated at the fair value at inception and at each subsequent reporting period and the expense is accreted over the service period of the Stanford Collaboration Agreement as research and development expense. The success payment liability was $0.6 million and $0.9 million as of September 30, 2024 and December 31, 2023, respectively. With respect to the Stanford Collaboration Agreement success payment obligations, the Company recognized success payment expense reversal of approximately zero and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.3 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively.

4. Cash Equivalents and Marketable Securities
The fair value and amortized cost of cash equivalents and fixed income marketable securities by major security type are as follows (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$51,654	$—	$—	$51,654
U.S. Treasury securities	307,175	621	—	307,796
U.S. government agency securities	39,467	108	(4)	39,571
Corporate debt securities	40,083	43	(8)	40,118
Total cash equivalents and fixed income marketable securities	$438,379	$772	$(12)	$439,139

Classified as:	Fair Value
Cash equivalents	$78,826
Marketable securities	340,201
Marketable securities, non-current	20,112
Total cash equivalents and fixed income marketable securities	$439,139

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$62,075	$—	$—	$62,075
U.S. Treasury securities	374,214	237	(95)	374,356
U.S. government agency securities	48,924	3	(177)	48,750
Corporate debt securities	59,668	—	(62)	59,606
Total cash equivalents and fixed income marketable securities	$544,881	$240	$(334)	$544,787

Classified as:	Fair Value
Cash equivalents	$127,705
Marketable securities	400,576
Marketable securities, non-current	16,506
Total cash equivalents and fixed income marketable securities	$544,787
The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for less than 12 months were $22.3 million and $117.8 million as of September 30, 2024 and December 31, 2023, respectively. The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for greater than 12 months were $9.3 million and $43.6 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, all of the Company’s money market and fixed income marketable securities had a maturity date of two years or less, were available for use and were classified as available‑for‑sale. The Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before recovery of their amortized cost basis. The Company determined that there was no material change in the credit risk of the above investments as of both September 30, 2024 and December 31, 2023. As such, an allowance for credit losses has not been recognized. Gross realized gains and losses were de minimis for the three and nine months ended September 30, 2024 and 2023 and as a result, amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 were also de minimis. See Note 6, Fair Value Measurements, for additional information regarding cash equivalents and fixed income marketable securities.

5. Other Investments
In prior years the Company made minority ownership strategic investments. As of September 30, 2024 and December 31, 2023, the aggregate carrying amount of the Company’s strategic investments in non-publicly traded companies was $19.0 million and $32.0 million, respectively. These investments are measured at initial cost, minus impairment, if any, and plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Cumulative impairments of strategic investments in equity investments without readily determinable fair values still held as of September 30, 2024 and December 31, 2023 were $23.0 million and $15.0 million, respectively.
As a part of the acquisition of each of the Company’s other investments, the Company determines whether an investment or other interest is considered a variable interest. As of both September 30, 2024 and December 31, 2023, the Company held an interest in one entity that was concluded to be a variable interest for which the Company was not the primary beneficiary as the Company did not have the power to direct the activities that most significantly impact the economic performance of the variable interest entity. As of September 30, 2024 and December 31, 2023, the carrying value and maximum exposure to loss of the Company’s variable interests were zero and $13.0 million, respectively, which are recorded in other investments in the Company’s Condensed Consolidated Balance Sheets.
In connection with the preparation of the financial statements for the three and nine months ended September 30, 2024 and 2023, the Company performed a qualitative assessment of potential indicators of impairment and determined that indicators existed for certain of its other investments with carrying amounts of zero for both the three months ended September 30, 2024 and 2023, and $13.0 million and $12.9 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, the anticipated funding for one of its other investments was not secured within the expected timeframe. The Company considered all of the underlying companies’ operating cash flow requirements over the next year, liquid asset balances to fund those requirements and the underlying companies’ inability to raise funds as indicators of impairment. Due to these indicators, the Company assessed the valuation of these investments and determined the fair values to be negligible and the impairments to be other‑than‑temporary in nature. As a result, the Company recorded no impairment expense for both the three months ended September 30, 2024 and 2023 and impairment expenses of $13.0 million for one investment and $12.9 million for two investments for the nine months ended September 30, 2024 and 2023, respectively. The impairment expenses were recorded within impairment of other investments on the Condensed Consolidated Statements of Operations and Comprehensive Loss and as a reduction to the investment balances within other investments on the Condensed Consolidated Balance Sheets.
6. Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$51,654	$—	$—	$51,654
U.S. Treasury securities	—	307,796	—	307,796
U.S. government agency securities	—	39,571	—	39,571
Corporate debt securities	—	40,118	—	40,118
Marketable equity security	47	—	—	47
Total financial assets	$51,701	$387,485	$—	$439,186
Financial liabilities:
Success payment liabilities	$—	$—	$907	$907
Total financial liabilities	$—	$—	$907	$907

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$62,075	$—	$—	$62,075
U.S. Treasury securities	—	374,356	—	374,356
U.S. government agency securities	—	48,750	—	48,750
Corporate debt securities	—	59,606	—	59,606
Total financial assets	$62,075	$482,712	$—	$544,787
Financial liabilities:
Success payment liabilities	$—	$—	$1,576	$1,576
Total financial liabilities	$—	$—	$1,576	$1,576
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
The Company’s marketable equity security relates to a company that began being publicly traded on the Nasdaq Global Market in February 2024 and had a fair value of approximately $47 thousand as of September 30, 2024. The Company recorded unrealized losses of $102 thousand and zero for the three months ended September 30, 2024 and 2023, respectively, and unrealized gains of $47 thousand and zero for the nine months ended September 30, 2024 and 2023, respectively, within other (expense) income, net in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss. Prior to being publicly traded, as of December 31, 2023, the investment was fully impaired and classified in the Company’s Condensed Consolidated Balance Sheet as other investments.
The Company’s success payment liabilities are Level 3 financial instruments, which were estimated using Monte Carlo simulations through December 31, 2023. Monte Carlo simulations model the future movement of stock prices based on several key variables combined with empirical knowledge of the process governing the behavior of the stock price. The following variables were incorporated in the Monte Carlo simulation to determine the estimated fair value of the success payment liabilities: fair value of the Company’s common stock, expected volatility, the risk-free interest rate and the estimated number and timing of valuation measurement dates on the basis of which payments may be triggered. The computation of expected volatility was estimated based on available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption. As of September 30, 2024, success payment liabilities were estimated by management using its historical experience of the correlation of success payment fair values relative to the Company’s stock price.
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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Success Payment Liabilities
Balance at December 31, 2023	$1,576
Change in fair value (1)	(669)
Balance at September 30, 2024	$907
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
The following table summarizes the Company’s future minimum operating lease commitments as of September 30, 2024 (in thousands):

Year Ending December 31:
2024 (remaining three months)	$2,898
2025	11,859
2026	12,209
2027	12,569
2028	12,940
Thereafter	22,585
Total undiscounted lease payments	75,060
Less: imputed interest	(16,485)
Total operating lease liabilities	$58,575

Reported as of September 30, 2024:
Short-term portion of lease liabilities (included in accrued liabilities and other current liabilities)	$7,134
Operating lease liabilities, non-current	51,441
Total	$58,575
The operating lease costs for all operating leases were $2.2 million and $2.3 million for the three months ended September 30, 2024 and 2023, respectively, and $6.8 million and $6.7 million for the nine months ended September 30, 2024 and 2023, respectively. The operating lease costs and total commitments for short-term leases were de minimis for the three and nine months ended September 30, 2024 and 2023. Variable lease costs for operating leases were $1.6 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively, and $5.5 million and $4.1 million for the nine months ended September 30, 2024 and 2023, respectively. The weighted-average remaining lease terms for operating leases were 6.1 and 6.8 years as of September 30, 2024 and December 31, 2023, respectively. The weighted‑average discount rate for operating leases was 8.5% as of both September 30, 2024 and December 31, 2023.
The Company entered into subleases in May 2021 and September 2024, whereby the Company agreed to sublease approximately 11,000 and 12,150 square feet, respectively, of its currently leased space in South San Francisco, California. These subleases are classified as operating leases and will expire in March 2031 and July 2026, respectively. The Company recognized sublease income for these subleases of $0.3 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.7 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively.

In September 2021, the Company entered into a sublease with Sonoma Biotherapeutics, Inc. (“Sonoma”), a related party, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. See Note 12, Related-Party Transactions. As a part of the sublease, in September 2021, the Company received a $4.6 million tenant improvement contribution payment, which is recognized over the term of the sublease. The sublease is classified as an operating lease and will expire in March 2031. The Company recognized Sonoma sublease income of $0.5 million for both the three months ended September 30, 2024 and 2023, and $1.4 million for both the nine months ended September 30, 2024 and 2023.
The Company's sublease income is recognized within other operating income, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
8. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 10.0 million shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, no shares of preferred stock were outstanding.
Common Stock
The Company is authorized to issue 500.0 million shares of common stock with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 256,563,684 shares and 253,957,709 shares of the Company’s common stock outstanding, respectively.
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
As of September 30, 2024, 42,151,699 shares were available for future issuance pursuant to the 2021 Plan.
2021 Employee Stock Purchase Plan
In June 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which became effective immediately prior to the execution of the underwriting agreement related to the Company’s IPO with an initial reserve of 2,470,000 shares. The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering or on the purchase date. The number of shares of the Company’s common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each year for a period of ten years, beginning on January 1, 2022 and continuing through January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, and (2) 4,940,000 shares; provided, however, that the Company’s board of directors may act to provide a lesser increase in number of shares. On January 1, 2024, the Company reserved an additional 2,539,577 shares of common stock for issuance under the 2021 ESPP representing 1% of the total common shares outstanding as of December 31, 2023. The Company may specify offerings with durations not more than 27 months and may specify shorter purchase periods within each offering. Under the 2021 ESPP, zero shares were issued for both of the three months ended September 30, 2024 and 2023, and 491,303 and 542,921 shares for the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, 5,509,903 shares were available for future issuance pursuant to the 2021 ESPP.
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
Stock-based Compensation Expense
Stock-based compensation expense by classification included within the Condensed Consolidated Statements of Operations and Comprehensive Loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$3,625	$4,548	$11,282	$14,439
General and administrative	3,997	5,968	13,779	24,182
Total stock-based compensation expense	$7,622	$10,516	$25,061	$38,621
At September 30, 2024, total stock-based compensation cost related to unvested awards not yet recognized was $50.2 million, which is expected to be recognized over a remaining weighted-average period of 2.4 years.
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
Performance-Based Restricted Stock Units
During the nine months ended September 30, 2024, the Company granted PSU awards to certain key employees. PSUs awarded to employees have a three-year performance period and vest based upon the Company’s performance against a two and three-year relative total shareholder return (“rTSR”) metric, as well as upon the achievement of certain clinical development milestones. None of the clinical development milestones were probable of achievement as of September 30, 2024. For the portion of PSUs subject to certain clinical development milestones (other than the bonus clinical development milestone), 50% vest upon the achievement of the applicable milestone, and the remaining 50% vest upon the earlier of (a) one year of service from the date of such achievement and (b) the end of the three-year performance period. The vesting of all PSU awards granted is also subject to the respective employee’s continued employment. The Company valued the portion of PSUs subject to the rTSR metric using a Monte Carlo simulation. The number of PSUs granted subject to the rTSR metrics represents the target number of units that are eligible to be earned based on the achievement of the metrics established at the beginning of the performance period, which ends on December 31st of the three-year performance period. For the portion of PSUs subject to the rTSR metrics, employees may ultimately earn between zero and 200% of the target number of PSUs granted based on the degree of achievement of the applicable rTSR metric. Accordingly, additional PSUs may be issued or currently outstanding PSUs may be cancelled upon final determination of the number of units earned.
A summary of the Company’s PSU activity was as follows:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested PSUs as of December 31, 2023	—	$—
PSUs granted(1)	2,703,400	$1.88
PSUs vested	—	$—
PSUs forfeited or canceled	—	$—
Unvested PSUs as of September 30, 2024	2,703,400	$1.88
(1)     PSU grants reflect the target number of shares eligible to be earned at the time of grant.
Restricted Stock Units
A summary of the Company’s RSU activity was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested RSUs as of December 31, 2023	2,072,855	$2.96
RSUs granted	3,735,601	$1.82
RSUs vested	(910,921)	$2.59
RSUs forfeited or canceled	(468,263)	$2.07
Unvested RSUs as of September 30, 2024	4,429,272	$2.17
Stock Options
A summary of the Company’s stock option activity was as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2023	55,596,831	$4.75	6.89	$7,368
Granted	3,405,500	$1.97
Exercised	(1,245,836)	$0.12
Canceled or forfeited	(12,397,616)	$6.71
Options outstanding as of September 30, 2024	45,358,879	$4.13	7.04	$3,505
Options exercisable as of September 30, 2024	29,015,590	$4.60	6.30	$3,505

The fair value of stock options granted to employees and directors was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.17%	4.13%
Expected volatility	76.0%	88.2%
Expected term (in years)	5.90	6.06
Expected dividend yield	0%	0%
The weighted-average grant date fair value of options granted for the nine months ended September 30, 2024 and 2023 were $1.35 per share and $1.69 per share, respectively.
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
11. Commitments and Contingencies
License and Collaboration Agreements
The Company has entered into certain license and collaboration agreements, including those identified in Note 3, License, Collaboration and Success Payment Agreements above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial milestones. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause the discontinuance of the programs, including termination of such agreements. Due to the nature of these agreements, the future potential payments are inherently uncertain, and accordingly no amounts had been recorded for the potential future achievement of these targets as of both September 30, 2024 and December 31, 2023.
12. Related-party Transactions
In September 2021, the Company entered into a sublease with Sonoma (“Sonoma Sublease”), with whom the Company has common stockholders with board seats, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. Dr. Klausner, the Chair of the Company’s board of directors, also serves as Board Chair of Sonoma’s board of directors. As a part of the Sonoma Sublease, a $4.6 million tenant improvement contribution payment was made by Sonoma, which is recognized over the term of the Sonoma Sublease. As of both September 30, 2024 and December 31, 2023, there were accrued liabilities and other current liabilities of $0.5 million and as of September 30, 2024 and December 31, 2023, other non-current liabilities of $2.7 million and $3.0 million, respectively, in connection with the Sonoma Sublease. Total operating income from Sonoma and income solely attributable to the Sonoma Sublease are shown in the table below (in thousands). Total operating income includes income attributable to the sublease, as well as additional operating fees recognized in “other operating income, net” such as common area maintenance charges. See Note 7, Leases, for more detail on the Sonoma Sublease.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sonoma other operating income, net	$677	$638	$2,161	$1,955
Sonoma sublease income	$466	$466	$1,396	$1,396
13. Subsequent Events
On October 31, 2024, the Company completed the acquisition of ImmPACT Bio USA Inc. (“ImmPACT”), a Delaware corporation and a clinical-stage biotechnology company developing a new generation of cellular therapies using its logic‑gate-based CAR T-cell platform, pursuant to an Agreement and Plan of Merger, dated as of October 24, 2024 (“Merger Agreement”), by and among the Company, ImmPACT, Inspire Merger Sub Inc., a Delaware corporation and an indirect, wholly-owned subsidiary of the Company (“Merger Sub”), and WT Representative LLC, a Delaware limited liability company, solely in its capacity as the representative, agent and attorney-in-fact of ImmPACT securityholders, pursuant to which Merger Sub merged with and into ImmPACT, with ImmPACT surviving as an indirect, wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the Merger Agreement, the Company acquired all of the outstanding equity interests of ImmPACT in exchange for an upfront payment of $30.0 million in cash (as adjusted by approximately $12.0 million for ImmPACT’s existing cash balance) and the issuance of 37.5 million shares of the Company’s common stock at closing. Contingent consideration payable following the closing includes (a) additional equity consideration of 12.5 million shares of the Company’s common stock upon the achievement of the earlier to occur of (i) the demonstration of certain clinical milestones or (ii) the receipt of certain regulatory approvals and (b) a low single-digit royalty on future net sales of IMPT-314 in the United States.
Each share of ImmPACT preferred stock, par value $0.0001 per share, issued and outstanding immediately prior to the effective time of the Merger was canceled and converted automatically at closing into the right to receive (i) a number of shares of the Company’s common stock based on a stock exchange ratio, (ii) an amount in cash equal to the per share closing cash amount set forth in the Merger Agreement and (iii) if applicable, an amount in cash, without interest, rounded down to the nearest cent, in lieu of any fractional share interest in the Company’s common stock to which such holder otherwise would have been entitled.

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
Overview
We are a clinical-stage cell therapy company advancing a pipeline of proprietary next-generation chimeric antigen receptor (CAR) T-cell product candidates for patients with solid tumors or hematologic malignancies. We have developed novel technologies and manufacturing protocols designed to generate T cells that resist exhaustion and have qualities of durable stemness to drive durable tumor cytotoxicity and achieve consistent and long-lasting clinical responses. Our investigational therapies use the patient’s own living cells as the starting point. We incorporate our innovative technology and manufacturing protocols to expand and activate the patient’s T cells. Our technologies are designed to generate highly tumor‑reactive, longer-lasting functional T cells with enhanced ability to persist, self‑renew and kill cancer cells over time. Our technology can be applied in a target agnostic manner to multiple T‑cell modalities, including CAR, tumor-infiltrating lymphocytes (TIL) and T‑cell receptor (TCR) therapies.
Our pipeline of next-generation CAR T-cell product candidates target indications with large unmet need and provide opportunities to expand into additional indications beyond the patient populations we are initially evaluating. Our lead product candidates are summarized in Table 1 below:
We were incorporated in June 2018. Our primary activities to date have included clinical development of T‑cell therapies, conducting research and development, acquiring technology and product candidates, entering into strategic collaboration and license agreements, enabling and executing manufacturing activities in support of our product candidate development efforts, organizing and staffing our company, business planning, establishing our intellectual property portfolio, making regulatory submissions, executing clinical trials, raising capital and providing general and administrative support for these activities. We are early in our research and development efforts.
We recently acquired ImmPACT Bio USA Inc. (ImmPACT), a privately-owned clinical stage biotechnology company developing next-generation CAR T-cell product candidates including a dual-targeting CD19/CD20 CAR T‑cell product candidate currently in Phase 1 clinical development for the treatment of aggressive B-cell non-Hodgkin lymphoma. In conjunction with this acquisition, we prioritized our pipeline to focus resources on our most differentiated next generation CAR T‑cell product candidates, including IMPT-314 for patients with aggressive B-cell lymphoma and

LYL119. LYL119, our next-generation ROR1‑targeted CAR T‑cell product candidate, has received FDA clearance of its Investigational New Drug (IND) application and is entering a Phase 1 dose-escalation, dose-expansion clinical trial, initially in patients with platinum-resistant ovarian cancer or relapsed/refractory endometrial cancer. We do not have any products approved for sale.
Pipeline Programs
IMPT-314 - A next-generation dual-targeting CD19/CD20 CAR T-cell product candidate designed to increase complete response rates and prolong the duration of the response as compared to the approved CD19‑targeted CAR therapies for the treatment of large B-cell lymphoma.
IMPT-314 is an autologous dual-targeting CD19/CD20 CAR T-cell therapy designed to kill B‑cells expressing CD19 and/or CD20 antigens for the treatment of patients with aggressive B-cell malignancies. We acquired this product candidate through our acquisition of ImmPACT in October 2024.
A dual-targeting, or bispecific, CAR recognizes two targets. IMPT-314 is rationally designed with an ‘OR’ logic gate to target B cells that express either CD19, CD20 or both (Figure 1). This differentiates IMPT-314 from cell therapies and other therapeutic modalities that singularly target only CD19 or only CD20. Preclinical data demonstrated that this optimized tandem CAR design is capable of killing target cells that express CD19 only, CD20 only or both antigens, thus it has the potential to achieve a higher percentage of complete responses than a single targeting agent, particularly in those patients with lymphoma who may have a lower or heterogeneous CD19 antigen density.
Additionally, IMPT-314 is manufactured to produce a CAR T-cell product with higher proportions of naïve and central memory T cells through a proprietary process that enriches for CD62L-expressing cells. This manufacturing process is designed to generate CAR T cells with enhanced antitumor activity, that we believe could result in both increased complete response rates and more durable responses. Naïve T cells are mature T lymphocytes that have differentiated in the bone marrow and undergone central tolerance selection in the thymus, but have not interacted with their antigen. CAR T cells generated from these less differentiated T cells are known to have better engraftment, improved persistence, reduced exhaustion and lower cytokine production compared to CAR T cells generated from traditional processes. The enrichment of CD62L-positive naïve T cells does not increase the manufacturing time which is similar to that of the approved CD19 CAR T-cell therapies. Data from the ZUMA-7 pivotal trial of axicabtagene ciloleucel in patients with relapsed/refractory large B-cell lymphoma demonstrated an improved overall survival in those patients with a higher median percentage of T cells in the product with a naïve/stem memory phenotype (Westin JR, NEJM, 2023).
Figure 1: IMPT-314 contains separate, tandem single-chain variable fragment (scFV) antibody domains designed to target both CD19 and CD20 and is manufactured using a CAR that contains the 4-1BB costimulatory domain and a process to enrich for CD62-positive naïve and central memory T cells.
Non-Hodgkin lymphoma (NHL) is a common blood cancer in the United States and worldwide. Annually, it is estimated that approximately 81,000 people in the United States and 545,000 worldwide will be diagnosed with NHL. B‑cell lymphoma is the most common type of non-Hodgkin lymphoma, comprising approximately 85% of all lymphomas in the United States. While the first generation of CD19 CAR T-cell therapies delivered a major advance in treatment for patients with B-cell lymphoma, there remains a need for therapies that deliver more complete and durable responses. More than 40% of patients treated with a CD19 CAR T-cell therapy are not disease-free after treatment and 30% of patients do not respond at all. Of patients treated with an approved CD19 CAR T-cell therapy, approximately 50% of patients progress or relapse within six months. The overall survival at one year for patients treated with a CD19 CAR is only 50% to 60%.
ImmPACT licensed its dual-targeting CD19/CD20 CAR T-cell product candidate from the University of California Los Angeles (UCLA). Interim Phase 1 data in 13 patients with relapsed/refractory aggressive non-Hodgkin lymphoma treated in a UCLA‑sponsored clinical trial were presented at the 2024 American Association for Cancer Research (AACR) Special Conference in Cancer Research: Tumor Immunology and Immunotherapy (Figure 2). CAR T-cell naïve patients with relapsed/refractory diffuse large B-cell lymphoma or primary mediastinal B‑cell lymphoma after at least two lines of therapy or mantle cell lymphoma, follicular lymphoma or chronic lymphocytic leukemia/small lymphocytic lymphoma after at least three lines of therapy were evaluated. Autologous T cells were obtained and enriched for CD14-/CD25-/CD62L+ naïve or memory T cells. Two doses were to be evaluated including 50 and 200 million cells. Three patients received cell doses below 50 million cells due to manufacturing issues. Twelve out of 13 patients achieved a complete or partial response (92% objective response rate), with ten achieving a confirmed complete response (77% complete response rate). The median progression-free survival was 50.1 months, and median overall survival was not reached with a median follow‑up of 32 months (range: 5.7 – not estimable). A favorable safety profile was observed with no case of cytokine release syndrome (CRS) above Grade 1 and no reported cases of immune effector cell‑associated neurotoxicity syndrome (ICANS).
Figure 2: Interim Phase 1 data in 13 patients with relapsed/refractory aggressive non-Hodgkin lymphoma treated with UCLA-314 in a UCLA-sponsored clinical trial were presented at the 2024 AACR Special Conference in Cancer Research: Tumor Immunology and Immunotherapy.
ImmPACT initiated a Phase 1-2 clinical trial of this dual-targeting CD19/CD20 CAR T-cell product candidate, IMPT-314, in 2023, and we are now advancing this trial. It is a multi-center, open-label dose-escalation and dose-expansion clinical trial designed to evaluate the safety and clinical benefit of IMPT-314 and to determine a recommended Phase 2 dose in patients with relapsed/refractory aggressive B-cell lymphoma. IMPT-314 has received Fast Track designation from the U.S. Food and Drug Administration (FDA) for the treatment of relapsed/refractory aggressive B-cell lymphoma.
•Initial data from the ongoing multi-center Phase 1-2 trial of IMPT-314 will be presented at the American Society of Hematology (ASH) Annual Meeting in December 2024.
•We expect to initiate a pivotal trial in patients with relapsed/refractory large B-cell lymphoma in the 3rd line setting who have not yet been exposed to CAR T-cell therapy in 2025.

LYL119 - A next-generation ROR1-targeted CAR T-cell product candidate enhanced with Lyell’s four stackable and complementary anti-exhaustion technologies
LYL119 is an autologous CAR T‑cell investigational product targeting the receptor tyrosine kinase-like orphan receptor 1 (ROR1) protein and enhanced with four of Lyell’s novel reprogramming technologies: c-Jun overexpression, NR4A3 knockout, Epi-R manufacturing protocol and Stim‑RTM T-cell activation technology. These technologies are stackable and complementary and are designed to enable T cells to resist exhaustion and to improve antitumor potency and durability. LYL119 targets ROR1, a fetal protein expressed during embryogenesis and is believed to be important in cell migration, polarity and survival. Significant subsets of patients with common cancers express ROR1, including ovarian cancer, endometrial cancer, non-small cell lung cancer (NSCLC), triple-negative breast cancer (TNBC) and chronic lymphocytic leukemia (CLL), and is generally associated with a poor prognosis.
LYL119 builds on what we learned from the preclinical and clinical development of LYL797, our first-generation ROR1-targeted CAR T‑cell product candidate that demonstrated dose-dependent clinical activity in the Phase 1 trial of patients with TNBC. LYL797 was enhanced with c-Jun overexpression and manufactured with our Epi-R protocol. A key pillar of our strategy is to continually innovate to develop and advance novel, breakthrough technologies that address key barriers to effective cell therapy for solid tumors and LYL119, our next-generation ROR1-targeted CAR T‑cell product candidate incorporates four technologies designed to further enhance the anti-exhaustion functionality and stem-like qualities of T cells. These technologies include c-Jun overexpression, NR4A3 knockout by gene editing, and manufacturing using our Epi-R protocol and Stim-R novel T-cell activation technology.
The enhanced anti-exhaustion technology incorporated into LYL119 has the potential to achieve improved efficacy at lower cell doses with an acceptable safety profile. In a preclinical mouse model of non-small cell lung cancer, LYL119 demonstrated greater antitumor potency and complete tumor control at a very low cell dose of only 100,000 cells, as well as significantly enhanced sustained tumor cell killing in a repetitive cancer cell killing assay in vitro as compared to LYL797 (Figures 3 and 4). The lower doses used with LYL119 also resulted in much more gradual cell expansion as demonstrated in Figure 5 with a logarithmic scale on the y-axis.
Figure 3: LYL119 demonstrated more potent anti-tumor activity in vivo in a NSCLC (H1975) xenograft model, with significantly improved elimination of tumors at the lower 0.1 x 106 CAR T-cell dose.

Figure 4: LYL119 demonstrates superior tumor cell killing following serial antigen restimulation.

Figure 5: More gradual cell in vivo expansion at lower doses of LYL119 suggests greater tolerability.
The Phase 1 trial of LYL119 will initially include patients with platinum-resistant ovarian and endometrial cancers, where it is estimated in the literature that approximately 50% of patients have tumors in both indications that express ROR1.
•The Phase 1 trial of LYL119 is designed as an open label dose escalation and expansion trial in patients with ROR1‑positive solid tumors and will initially enroll patients with ROR1‑positive platinum-resistant ovarian cancer or relapsed/refractory endometrial cancer. LYL119 is expected to enroll its first patient later this year or early next year and initial clinical data are expected in the second half of 2025.
•Presenting a poster at the Society for Immunotherapy of Cancer (SITC) Annual Meeting titled “Multiomic profiling of LYL119: A Reprogrammed ROR1 CAR T Product Generates T cells with Reduced Exhaustion and Enhanced Memory Characteristics Associated with Increased AP-1 and Reduced NR4A Bindings.” In a validated preclinical xenograft model of NSCLC, LYL119 achieved complete tumor control and prolonged survival even at very low doses compared to LYL797, Lyell’s first generation ROR1-targeted CAR T‑cell product candidate. The study presented potential molecular mechanisms underlying the functional reduction of T-cell exhaustion and enhancement of memory‑related characteristics of LYL119 CAR T cells after antigen encounter in vitro and in vivo.
Additional Pipeline and Business Updates
In connection with the acquisition of ImmPACT, we acquired worldwide rights to ImmPACT’s pipeline, including the next-generation bispecific CD19/CD20 autologous CAR T-cell therapy (IMPT-314), currently in clinical development for B-cell lymphoma and autoimmune diseases, and an activating TGF-beta Claudin 18.2 CAR T-cell candidate, which is in preclinical development. We have prioritized our pipeline to focus on the development of IMPT-314 for patients with B-cell lymphoma and LYL119 for patients with solid tumors and have discontinued development of LYL797, our first-generation ROR1-targeted CAR T-cell product candidate.
In June 2024, we reported initial clinical and translational data from our Phase 1 trial of LYL797, our first-generation ROR1‑targeting CAR T-cell product candidate enhanced with c-Jun overexpression and manufactured with Epi‑R protocol. These initial clinical data demonstrated dose-dependent clinical activity, including a 40% objective response rate at the 150 x 106 cell dose level, robust cell expansion and histologic evidence of CAR T-cell infiltration into on study tumor biopsies. In this study, CRS was generally mild (Grade 1 or 2 only), and there were no reports of ICANS attributed to LYL797. Pneumonitis was the most frequently reported Grade >3 related adverse event (17%) as well as the expected cytopenia from lymphodepletion (78%). Our manufacturing success was 100%. We believe these initial clinical and translational data provide early validation of our in vivo preclinical models. In our in vivo studies LYL797 ROR1 CAR T cells reprogrammed with our c-Jun overexpression and Epi-R anti-exhaustion technology enhanced tumor control resulting in prolonged survival as compared to control ROR1 CAR T cells without our technologies. Translational data from the LYL797 Phase 1 clinical trial are being presented at the 39th Annual Meeting of SITC in November 2024.
While LYL797 achieved enhanced tumor cell killing over historical control clinical data, we subsequently discontinued development of this first-generation product candidate on October 31, 2024 due to continued events of pneumonitis despite dexamethasone prophylaxis, resulting in a narrow therapeutic window. We have prioritized our resources on the development of the next-generation product candidate, LYL119, which we believe has the potential for a broader therapeutic window as described above.
We have also discontinued, LYL845, our TIL clinical program because it did not achieve our criteria for differentiation from the approved TIL product, as well as our next-generation TIL and rejuvenation programs that were in preclinical development.
Acquisition of ImmPACT
Pursuant to the Agreement and Plan of Merger (the Merger Agreement) by and among us, ImmPACT, Inspire Merger Sub Inc., a Delaware corporation and our indirect, wholly-owned subsidiary, and WT Representative LLC, a Delaware limited liability company, solely in its capacity as the representative, agent and attorney-in-fact of ImmPACT securityholders, dated October 24, 2024, we acquired all of the outstanding equity interests of ImmPACT in exchange for an upfront payment of $30.0 million in cash (as adjusted by approximately $12.0 million for ImmPACT’s existing cash balance) and the issuance of 37.5 million shares of our common stock at closing. Contingent consideration payable following the closing includes (a) additional equity consideration of 12.5 million shares of our common stock upon the achievement of the earlier to occur of (i) the demonstration of certain clinical milestones or (ii) the receipt of certain regulatory approvals and (b) a low single‑digit royalty on future net sales of IMPT-314 in the United States.
As a result of the acquisition of ImmPACT, we assumed its rights and obligations under its license agreement with the Regents of the University of California, acting through The Technology Development Group of UCLA, dated February 18, 2021 (the UCLA License Agreement). Pursuant to the UCLA License Agreement, we are obligated to pay a nominal, tiered annual license maintenance fee each year of the term of the UCLA License Agreement until we make the first commercial sale of a licensed product and, upon the achievement of specified development, regulatory and commercial milestones, we are obligated to pay UCLA one-time milestone payments of up to an aggregate amount in the mid-single digit millions for each commercialized licensed product. In addition, we are obligated to pay UCLA a tiered royalty on worldwide annual net sales of any commercialized licensed products in the low- to mid-single digits percentage, subject to specified and capped reductions and a tiered minimum annual royalty payment of between a low-five figure and a low-six figure amount.
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
Our LyFE Manufacturing Center™ (LyFE) located in Bothell, Washington is approximately 73,000 square feet and is comprised of manufacturing suites, laboratories and offices. Our LyFE Manufacturing Center was designed to be in compliance with U.S. and European Union current Good Manufacturing Practices (cGMP) standards and has a flexible and modular design enabling CAR T-cell, TIL, TCR T-cell and cGMP viral vector production to control and de-risk the manufacturing sequence and timing of the major components of our supply chain. Owning our own facility has enabled seamless collaboration across research, process development and manufacturing for high-quality reproducibility at manufacturing scale. Clinical supply for our Phase 1 trial of LYL119 will be produced at LyFE and clinical supply for our Phase 1-2 trial of IMPT-314 is currently manufactured in our wholly-owned manufacturing facility in Los Angeles, California, that we acquired in connection with the acquisition of ImmPACT. As we accelerate development of IMPT-314, we expect to supplement our Los Angeles manufacturing capacity and will evaluate options either at LyFE or through a contract development manufacturing organization. We are focused on maintaining a manufacturing strategy that is operationally efficient to maximize our capacity and avoid any disruption to clinical trial supply.
At full staffing and capacity, we expect to be able to manufacture approximately 1,000 CAR T-cell products per year at LyFE depending on product candidate mix. While we believe this capacity is sufficient to support our pipeline programs into pivotal trials and, if approved, early commercialization, we are also advancing multiple strategic alternatives to innovate and scale manufacturing in the future. We are evaluating third-party manufacturing options as part of an overall CAR T‑cell manufacturing strategy to build scale and reduce cost.
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
Results of Operations
Three and Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenue	$34	$25	$9	$50	$117	$(67)
Operating expenses:
Research and development	39,500	43,849	(4,349)	122,935	135,950	(13,015)
General and administrative	11,769	15,507	(3,738)	37,519	53,816	(16,297)
Other operating income, net	(730)	(292)	(438)	(2,796)	(2,149)	(647)
Total operating expenses	50,539	59,064	(8,525)	157,658	187,617	(29,959)
Loss from operations	(50,505)	(59,039)	8,534	(157,608)	(187,500)	29,892
Interest income, net	5,965	6,608	(643)	19,148	16,369	2,779
Other (expense) income, net	(43)	1,578	(1,621)	402	2,352	(1,950)
Impairment of other investments	—	—	—	(13,001)	(12,923)	(78)
Total other income, net	5,922	8,186	(2,264)	6,549	5,798	751
Net loss	$(44,583)	$(50,853)	$6,270	$(151,059)	$(181,702)	$30,643
Research and Development Expenses
The following table summarizes the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Personnel	$15,048	$19,922	$(4,874)	$47,501	$61,727	$(14,226)
Facilities and technology	12,258	12,899	(641)	37,173	39,732	(2,559)
Research activities, collaborations and outside services	12,234	12,274	(40)	38,569	35,740	2,829
Success payments	(40)	(1,246)	1,206	(308)	(1,249)	941
Total research and development expenses	$39,500	$43,849	$(4,349)	$122,935	$135,950	$(13,015)
Research and development expenses were $39.5 million and $43.8 million for the three months ended September 30, 2024 and 2023, respectively. The $4.3 million decrease was primarily due to a $4.9 million reduction in personnel‑related expenses, mainly due to a decrease in headcount associated with the Company’s November 2023 reduction in workforce. These decreases were partially offset by a change of $1.2 million in success payment expense primarily driven by the change in our stock price.
Research and development expenses were $122.9 million and $136.0 million for the nine months ended September 30, 2024 and 2023, respectively. The $13.0 million decrease was primarily due to a $14.2 million reduction in personnel-related expenses mainly due to a decrease in headcount associated with the Company’s November 2023 reduction in workforce and a decrease of $2.6 million in facilities and technology costs primarily driven by the reduction in workforce and lower software implementation costs. These decreases were partially offset by an increase of $2.8 million in research activities, collaborations and outside services primarily driven by clinical trials activity and a change of $0.9 million in success payment expense primarily driven by the change in our stock price.
General and Administrative Expenses
General and administrative expenses were $11.8 million and $15.5 million for the three months ended September 30, 2024 and 2023, respectively. The $3.7 million decrease was primarily due to a $3.3 million reduction in personnel costs, including a $2.0 million decrease in stock-based compensation expense, primarily related to significant awards being fully expensed in the previous periods and a decrease of $1.4 million in personnel‑related expenses mainly due to a decrease in headcount associated with the Company’s November 2023 reduction in workforce.
General and administrative expenses were $37.5 million and $53.8 million for the nine months ended September 30, 2024 and 2023, respectively. The $16.3 million decrease was primarily due to a $14.6 million reduction in personnel costs, including a $10.4 million decrease in stock-based compensation expense, primarily related to significant awards being fully expensed in the previous periods and a decrease of $4.1 million in personnel-related expenses mainly due to a decrease in headcount associated with the Company’s November 2023 reduction in workforce. General and administrative expenses also decreased due to a reduction of $1.6 million in other administrative expenses.
Other Operating Income, Net
Other operating income, net was $0.7 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and $2.8 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Interest Income, Net
Interest income, net was $6.0 million and $6.6 million for the three months ended September 30, 2024 and 2023, respectively, and $19.1 million and $16.4 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in interest income, net for the nine months ended September 30, 2024 was primarily driven by higher interest rates in 2024.
Other (Expense) Income, net
Other (expense) income, net was approximately zero and $1.6 million for the three months ended September 30, 2024 and 2023, respectively, and $0.4 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively. Other (expense) income, net consists primarily of the change in fair value associated with our success payment liabilities to Fred Hutch and for the three and nine months ended September 30, 2024, also includes adjustments to the fair value of our marketable equity security investment that is publicly traded.
Impairment of Other Investments
Impairment of other investments was zero for both the three months ended September 30, 2024 and 2023, and $13.0 million and $12.9 million for the nine months ended September 30, 2024 and 2023, respectively, which consisted of the full impairment of one of our other investments for the nine months ended September 30, 2024 and the full impairment of two of our other investments for the nine months ended September 30, 2023. See Note 5, Other Investments, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q, for additional details regarding the impairments of other investments.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2024, we had $460.7 million in cash, cash equivalents and marketable securities. To date we have raised an aggregate of $1.4 billion in gross proceeds from sales of common stock and convertible preferred stock.
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
•any future acquisitions, strategic investments, partnerships or alliances and the related financial terms and obligations, including liabilities assumed in connection with our acquisition of ImmPACT;
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
Material Cash Requirements
We continually evaluate our liquidity and capital resources to ensure that we can adequately and efficiently finance our operations. As of September 30, 2024, our material cash requirements consisted primarily of paying salaries and benefits, administering clinical trials, conducting research, manufacturing products for our clinical trials, providing the technology and facilities necessary to support our operations, funding operating lease obligations and other payments related to our collaborative agreements. See Note 3, License, Collaboration and Success Payment Agreements, and Note 7, Leases, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
Subsequent to September 30, 2024, we entered into the Merger Agreement with ImmPACT pursuant to which we acquired all of the outstanding equity interests of ImmPACT in exchange for an upfront payment of $30.0 million in cash (as adjusted by approximately $12.0 million for ImmPACT’s existing cash balance) and the issuance of 37.5 million shares of our common stock at closing and agreeing to issue an additional 12.5 million shares of our common stock upon the achievement of certain clinical or regulatory milestones. Pursuant to the Merger Agreement, we have also agreed to make cash royalty payments to the pre-closing stockholders of ImmPACT based on a low single-digit royalty on future net sales of IMPT-314 in the United States.
In addition, as a result of the Merger, we assumed ImmPACT’s rights and obligations under the UCLA License Agreement, pursuant to which we are obligated to pay a nominal, tiered annual license maintenance fee each year of the term of the UCLA License Agreement until we make the first commercial sale of a licensed product and, upon the achievement of specified development, regulatory and commercial milestones, we are obligated to pay UCLA one‑time milestone payments of up to an aggregate amount in the mid-single digit millions for each commercialized licensed product. In addition, we are obligated to pay UCLA a tiered royalty on worldwide annual net sales of any commercialized licensed products in the low- to mid-single digits, subject to specified and capped reductions and a tiered minimum annual royalty payment of between a low-five figure and a low-six figure amount.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(115,152)	$(123,059)
Investing activities	68,919	284,738
Financing activities	889	984
Net (decrease) increase in cash, cash equivalents and restricted cash	$(45,344)	$162,663
Operating Activities
During the nine months ended September 30, 2024, net cash used in operating activities was $115.2 million, reflecting our net loss of $151.1 million, partially offset by $39.1 million of non-cash items primarily related to stock-based compensation expense of $25.1 million, depreciation and amortization expense of $14.6 million and the impairment of other investments of $13.0 million, partially offset by net amortization and accretion on marketable securities of $11.7 million and non-cash lease income of $1.6 million. Net operating assets and liabilities decreased by $3.2 million, which also contributed to the net cash used in operating activities.
During the nine months ended September 30, 2023, net cash used in operating activities was $123.1 million, primarily reflecting our net loss of $181.7 million, partially offset by $56.9 million of non-cash items primarily related to stock-based compensation expense of $38.6 million, depreciation and amortization of $15.2 million and impairment of other investments of $12.9 million. Non-cash net amortization and accretion on marketable securities of $6.2 million also contributed to net cash used in operating activities.

Investing Activities
During the nine months ended September 30, 2024, cash provided by investing activities was $68.9 million, consisting primarily of net maturities and purchases of marketable securities.
During the nine months ended September 30, 2023, cash provided by investing activities was $284.7 million, consisting of net maturities and purchases of marketable securities of $287.4 million offset by purchases of property and equipment of $2.7 million.
Financing Activities
During the nine months ended September 30, 2024, cash provided by financing activities was $0.9 million, consisting of proceeds from the employee stock purchase plan of $0.8 million and proceeds from the exercise of stock options of $0.2 million, partially offset by taxes paid related to the net share settlement of equity awards of $0.1 million.
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
Interest Rate Risk
We had cash equivalents of $78.8 million as of September 30, 2024, which consisted of money market funds and highly liquid investments purchased with original maturities of three months or less from the purchase date. We also had fixed income marketable securities of $360.3 million as of September 30, 2024. The primary objective of our investment activities is to preserve capital to fund our operations, and we currently do not hedge our interest rate risk exposure. Because our fixed income marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material effect on our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We had no debt outstanding as of September 30, 2024.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we have been or may become involved in material legal proceedings or be subject to claims arising in the ordinary course of our business. We are currently not party to any legal proceedings material to our operations or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by a government authority or otherwise. Regardless of outcome, any such proceedings or claims are subject to inherent uncertainties and can have an adverse impact on us because of defense and settlement costs, diversion of time and resources and other factors, and there can be no assurances that favorable outcomes will be obtained.
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
•Our success payment obligations in our success payment agreements and other milestone and royalty obligations may result in dilution to our stockholders or may reduce the availability of our cash resources to satisfy other payment obligations.
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
•We recently acquired ImmPACT and may not be able to successfully integrate ImmPACT into our business, including manufacturing of IMPT-314 at LyFE, or realize the benefits of such acquisition or any potential future collaborations, licenses, product acquisitions or other strategic transactions.
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
Risks Related to Our Financial Condition, Limited Operating History and Need for Additional Capital
We are an early clinical stage biopharmaceutical company and have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing net losses for the foreseeable future. *
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove safe and effective, gain regulatory approval or become commercially viable. We are an early clinical stage biopharmaceutical company, and we do not have any products approved by regulatory authorities and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. Since our inception, we have not generated any revenue from product sales and have incurred significant net losses. Substantially all of our net losses since inception have resulted from our research and development programs and general and administrative costs associated with our operations.
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
•integrate ImmPACT and IMPT-314 into our business;
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
•complete and submit regulatory submissions to the FDA, the European Medicines Agency or other agencies and obtain regulatory approval for indications for which there is a commercial market;
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
As of September 30, 2024, we had $460.7 million in cash, cash equivalents and marketable securities. As a result of expense timing, as well as diligent expense management, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs into 2027. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital to complete clinical development of any of our current programs.
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
Our success payment obligations in our success payment agreements and other milestone and royalty obligations may result in dilution to our stockholders or may be a drain on our cash resources to satisfy the payment obligations.*
We agreed to make success payments payable in cash or publicly-tradeable shares of our common stock at our discretion pursuant to our success payment agreements with Fred Hutch and Stanford. On each contractually prescribed measurement date, we may be required to make success payments based on increases in the per share fair value of our common stock. The total amount of success payments that we may become obligated to make is currently $400.0 million and may increase in the future due to amendments of our existing success payment agreements. For information related to our success payment obligations, see Note 3, License, Collaboration and Success Payment Agreements, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Moreover, in connection with the Merger Agreement, we agreed to issue additional shares of our common stock upon the achievement of certain IMPT-314 clinical or regulatory milestones and to make certain cash royalty payments to the pre-closing stockholders of ImmPACT based on future annual net sales of IMPT-314 in the United States. In addition, as a result of the Merger, we have assumed ImmPACT’s rights and obligations under the UCLA License Agreement, pursuant to which we are obligated to pay a nominal, tiered annual license maintenance fee, one-time milestone payments for each commercialized licensed product and a tiered royalty on worldwide annual net sales of commercialized licensed products. For information related to our milestone and royalty obligations, see Note 13, Subsequent Events, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
In order to satisfy our obligations to make these success and milestone payments, if and when they are triggered, we may issue equity or convertible debt securities, as applicable, that may cause dilution to our stockholders, or we may use our existing cash to satisfy the success payment or milestone obligations in cash, which may adversely affect our financial position. The cash royalty payments, if and when they are triggered, may likewise adversely affect our financial position. In addition, these success, milestone and royalty payments may impede our ability to raise money in future public offerings of debt or equity securities or to obtain a third-party line of credit.
The success payment agreements and the Merger Agreement may cause operating results to fluctuate significantly from quarter to quarter and year to year, which may reduce the usefulness of our consolidated financial statements.
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
In addition, in connection with the Merger Agreement, we agreed to make certain cash royalty payments to the pre-closing stockholders of ImmPACT based on future annual net sales of IMPT-314 in the United States and, as a result of the Merger, we have also assumed ImmPACT’s rights and obligations under the UCLA License Agreement, pursuant to which we are obligated to pay a nominal, tiered annual license maintenance fee, one-time milestone payments for each commercialized licensed product and a tiered royalty on worldwide annual net sales of commercialized licensed products. We may use our existing cash to satisfy the success payment, milestone or royalty obligations, if and as applicable, in the future. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP consolidated financial statements. See Note 3, License, Collaboration and Success Payment Agreements, in the accompanying notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Risks Related to Our Business and Industry
We are early in our research and clinical development efforts. If we are unable to successfully develop, manufacture and commercialize product candidates or experience significant delays in doing so, our business may be harmed.*
We are early in our research and clinical development efforts for our product candidates. IMPT-314 is in Phase 1 clinical development and LYL119 is entering Phase 1 clinical development. We have not yet demonstrated our ability to successfully complete any clinical trials (including any Phase 3 or other pivotal clinical trials), obtain regulatory approvals, manufacture a commercial‑scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. We have invested substantial resources in developing our technology platforms and our product candidates, conducting nonclinical studies, commencing clinical trials and building our manufacturing facilities and capabilities, each of which will be required prior to any regulatory approval and commercialization. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful research and development and eventual commercialization of one or more product candidates in profitable indications and markets. The success of our efforts to identify, develop, manufacture and commercialize product candidates will depend on many factors, including the following:
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
•establishing capabilities and infrastructure to obtain the materials needed to develop and, if successful, commercialize approved products;
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
Our product candidates and technology platforms are based on novel technologies that are unproven and may not result in approvable or marketable products, which expose us to unforeseen risks and make it difficult for us to predict the time and cost of product development and potential for regulatory approval, and we may not be successful in our efforts to use and expand our technology platforms to develop any product candidate.
We are seeking to identify and develop a broad pipeline of product candidates using our proprietary technology platforms. The scientific research that forms the basis of our efforts to develop product candidates with our technology platforms is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our technology platforms is both preliminary and limited. Additionally, although IMPT-314 is in, and LYL119 is entering, Phase 1 clinical development, our current clinical data are limited, and nonclinical data from murine tumor models and in vitro experiments with tumor cell lines may not translate into humans or may not accurately predict the safety and efficacy of our product candidates in humans. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates.
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
We are highly dependent on our key personnel and, if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, manufacturing, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees, including our highly skilled and trained personnel at our manufacturing facilities, and other scientific and medical advisors and our inability to find suitable replacements could result in delays in product development and harm our business. We conduct substantially all of our operations at our facilities in the San Francisco, Seattle and Bothell metropolitan areas. These regions are headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in these markets is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.
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
Despite our efforts to retain valuable employees, we may nevertheless experience attrition from members of our management, scientific and development teams. For example, over the past twelve months, there have been departures of executive officers, including our chief medical officer. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.
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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.*
The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates and economic inflation), which included severely diminished liquidity and credit availability, declines in consumer confidence, slower economic growth, high inflation, uncertainty about economic stability and swings in unemployment rates. The financial markets and the global economy may also be adversely affected by the impact of supply chain disruptions, labor shortages, fluctuations in currency exchange rates, changes in interest rates, military conflict, acts of terrorism or other geopolitical events. Sanctions imposed, and other actions taken, by the United States and other countries in response to geopolitical conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that a deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions, including disruption to enrollment within our ongoing trials and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the U.S. government has initiated or is considering imposing tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the U.S. administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers and/or the United States or global economy or certain sectors thereof and, thus, could adversely impact our businesses.
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
We have built our own manufacturing facility in Bothell, Washington. The facility is designed to support the production of nonclinical and clinical development product candidates and early commercialization of products, and ongoing facility and equipment qualification to support clinical production is required. If we are not able to further qualify our existing facility or the appropriate regulatory approvals for the facility are delayed, or if we are unable to otherwise expand our manufacturing capacity, we may be unable to manufacture sufficient quantities of our product candidates, if at all, which would limit our development activities and our opportunities for growth. As part of the Merger, we also acquired a manufacturing facility in Los Angeles, California. If we fail to adequately technology transfer IMPT-314 to LyFE or fail to qualify LyFE for additional production, our business and financial condition may be significantly harmed, and we may incur significant additional costs related to the development of IMPT-314.
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
The process of successfully manufacturing products for clinical testing and commercialization may be particularly challenging, even if such products otherwise prove to be safe and effective. The manufacture of these product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel, for which there is significant competition. The loss of such manufacturing personnel, including at our newly acquired manufacturing facility in Los Angeles, California, may result in the loss of institutional knowledge and expertise and delays in our manufacturing processes, which may harm our business and financial condition. We may also incur additional costs and expenses related to the recruitment of replacement personnel.
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

If our clinical or commercial manufacturing facility in Bothell, Washington, or recently acquired commercial manufacturing facility in Los Angeles, California, or any of our potential contract manufacturing organizations is damaged or destroyed or production at these facilities is otherwise interrupted, our business would be negatively affected. *
We operate a manufacturing facility in Bothell, Washington, and recently acquired a manufacturing facility in Los Angeles, California in connection with the acquisition of ImmPACT and may rely on potential third-party contract manufacturing organizations to meet our current and future manufacturing needs. If our manufacturing facilities or any facility in our manufacturing network, or the equipment in these facilities, is either damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity, if at all. In the event of a temporary or protracted loss of a facility or its equipment, we may not be able to transfer manufacturing to a third party in the time required to maintain supply. Even if we are able to transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements or may require regulatory approval before selling any products manufactured at that facility. Such an event could substantially delay our clinical trials or commercialization of our product candidates.
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
Risks Related to Our Dependence on Third Parties
We intend to rely on third parties to conduct, supervise and monitor a significant portion of our research and nonclinical studies and clinical trials for our product candidates, and, if those third parties do not successfully carry out their contractual duties, comply with regulatory requirements or otherwise perform satisfactorily, we may not be able to obtain regulatory approval or commercialize product candidates, or such approval or commercialization may be delayed, and our business may be substantially harmed.*
We intend to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct GCP-compliant clinical trials on our product candidates properly and on time. For example, we are relying on CROs to conduct significant parts of our IMPT-314 and planned LYL119 Phase 1 clinical trials. Negotiating budgets and contracts with CROs and study sites may result in delays to our development timelines and increased costs. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
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
We have a CRO located in China. International tension or conflict between the United States and China could result in a disruption in our contractual relationship with this CRO or any other CROs we may engage in China, which could delay or otherwise negatively impact progress in our IMPT-314 clinical programs. For example, the tensions between the United States and China have led to a series of tariffs and sanctions being imposed by the United States on imports from China, as well as other business restrictions.
If any of our relationships with the third parties that we currently use or that we may use in the future terminates, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. As a result, delays occur, which can materially impact our ability to meet desired research and clinical development timelines.
We do and will continue to or intend to rely on outside scientists and clinical trial investigators and their third-party research institutions for research and development and clinical testing of our product candidates. These scientists, investigators and institutions may have other commitments or conflicts of interest, which could limit our access to their expertise and harm our ability to leverage our technology platforms.
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
The clinical trial investigators and study teams and outside scientists who conduct the research and development upon which portions of our product candidate pipeline depends are not our employees; rather, they serve as either independent contractors or the primary investigators under research collaboration agreements that we have with their sponsoring academic or research institution. Such investigators, study staff, scientists and collaborators may have other commitments that would limit their availability to us. Although our scientific advisors generally agree not to do competing work, if an actual or potential conflict of interest between their work for us and their work for another entity arises, we may lose their services. These factors could adversely affect the timing of the clinical trials, the timing of receipt and reporting of clinical data, the timing of our U.S. regulatory submissions and comparable foreign applications and our ability to conduct our current and planned clinical trials. It is also possible that some of our valuable proprietary knowledge may become publicly known through these clinical investigators and study staff or scientific advisors if they breach their confidentiality agreements with us, which would cause competitive harm to, and have an adverse effect on, our business.
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
•the collaborator may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products or other reasons, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
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
We recently acquired ImmPACT and may not realize the benefits of such acquisition or any potential future collaborations, licenses, product acquisitions or other strategic transactions. *
We recently acquired ImmPACT, a privately‑owned clinical stage biotechnology company developing next‑generation CAR T‑cell product candidates, and may desire to enter into in the future, collaborations, licenses or other strategic transactions for the acquisition of products or business opportunities, in each case where we believe such arrangement will complement or augment our existing business. These relationships or transactions, or those like them, may require us to incur nonrecurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, reduce the potential profitability of the products that are the subject of the relationship or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic alliances and transactions and the negotiation process is time-consuming and complex, and there can be no assurance that we can enter into any of these transactions even if we desire to do so. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates or programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate a positive benefit/risk profile. Any delays in entering into new strategic alliance agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.
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
We may not be able to successfully integrate ImmPACT into our business, including manufacturing of IMPT-314 at LyFE, or to realize the anticipated benefits of the acquisition.*
Combining our company and ImmPACT may be more difficult, costly or time consuming than expected, and we and ImmPACT may fail to successfully integrate the two businesses or to realize the anticipated benefits of the acquisition. The success of the acquisition will depend, in part, on the ability to realize the anticipated cost savings from integrating ImmPACT’s operations with ours, including our plans to technology transfer IMPT-314 to LyFE. This integration will depend substantially on our and ImmPACT’s ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our business with that of ImmPACT without encountering difficulties that could adversely affect the ability to maintain relationships with existing partners and employees, such as:
•the loss of key employees, including our manufacturing personnel, and associated costs;
•the disruption of operations and business;
•inability to maintain and increase competitive presence;
•possible inconsistencies in standards, control procedures and policies;
•inability to complete trials in a manner previously planned or announced;
•additional costs or unexpected problems with manufacturing IMPT-314 at LyFE, executing clinical trials, loss of key personnel and or with the licensed technology; and/or
•potential unknown liabilities associated with the ImmPACT acquisition.
Additionally, general market and economic conditions or governmental actions generally may inhibit our successful integration of ImmPACT.
Further, we acquired ImmPACT with the expectation that this acquisition will result in various benefits including, among other things, benefits relating to a strengthened market position for the combined company, cost savings and operating efficiencies. Achieving the anticipated benefits of this acquisition is subject to a number of uncertainties, including whether we integrate ImmPACT in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, including manufacturing IMPT-314 at LyFE, could result in a reduction in the market price of our securities as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect our business, financial condition and operating results. Additionally, we will or have made fair value estimates of certain assets and liabilities in recording the ImmPACT acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the acquisition. ImmPACT may have liabilities that we failed or were unable to discover in the course of performing due diligence investigations, or we may not have correctly assessed the significance of certain liabilities of ImmPACT identified in the course of our due diligence. Any such liabilities, individually or in the aggregate, could have an adverse effect on our business, financial condition and results of operations. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.
Failure to successfully address these and other issues related to the acquisition could have a material adverse effect on our financial condition and results of operations and could adversely affect our ability to successfully implement our business strategy.
We depend on the enrollment and retention of patients in our current and planned clinical trials for our product candidates. If we experience delays or difficulties enrolling or retaining patients in our clinical trials, our research and development efforts and business, financial condition, and results of operations could be materially adversely affected.
Successful and timely completion of clinical trials require that we enroll and retain a sufficient number of study participants. Any clinical trials we conduct may be subject to delays for a variety of reasons, including as a result of patient enrollment taking longer than anticipated, manufacturing failures resulting in patients being unable to be treated, patient withdrawal or adverse events. These types of developments have in the past, and could in the future, cause us to delay a trial or halt further development.
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
•perceived risks and benefits of the product candidate under evaluation, including any perceived risks associated with genetically‑modified product candidates;
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
We face competition from numerous pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions. Our ability to enroll clinical trials and/or our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop. Additionally, our commercial opportunities will be reduced or eliminated if novel upstream products or changes in treatment protocols reduce the overall incidence or prevalence of our current or future target diseases. Competition could result in reduced sales and pricing pressure on our product candidates, if approved by applicable regulatory authorities. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair any ability to commercialize our product candidates.
Risks Related to Regulation and Legal Compliance
We are in the first phase of clinical development of our product candidates, and our future success is dependent on the successful development and regulatory approval of our product candidates and any product candidates we acquire. *
We currently have no products approved for commercial sale, and we are in the first phase of clinical development of our product candidates. IMPT-314 is in Phase 1 clinical development and LYL119 is entering Phase 1 clinical development. The future success of our business is substantially dependent on our ability to obtain regulatory approval for our product candidates, and any product candidates we acquire, for the indications we seek, and, if approved, to successfully commercialize one or more product candidates in a timely manner. Each of our programs and product candidates will require clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.
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
Our cellular therapy product candidates represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development or delays in or our inability to achieve regulatory approval, commercialization or payor coverage of our product candidates. *
Our future success is dependent on the successful development of our cellular therapies in general and our development of product candidates, in particular. Because these programs represent a new approach to the treatment of cancer, developing and, if approved, commercializing our product candidates subject us to a number of challenges. Moreover, we cannot be sure that the manufacturing processes used in connection with our cellular therapy product candidates will yield a sufficient supply of satisfactory products that are safe, pure and potent, scalable or profitable.
In addition to oversight by the FDA and by institutional review boards (IRBs) under guidelines promulgated by the National Institutes of Health (NIH), clinical trials such as those for LYL119, which evaluate T cells expressing a synthetic CAR and overexpressing c-Jun, are also subject to review and oversight by an institutional biosafety committee (IBC), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether trials of cell therapies that involve genetic engineering may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.
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
Clinical development involves a lengthy and expensive process with an uncertain outcome.*
We are in the first phase of clinical development of our product candidates. IMPT-314 is in Phase 1 clinical development, and LYL119 is entering Phase 1 clinical development. The risk of failure of our product candidates, or any product candidates we acquire, is high. The clinical trials and manufacturing of our product candidates, or any product candidates we acquire, are, and the manufacturing and marketing of such product candidates, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
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
To date, we have not fully enrolled or completed any clinical trials required for the approval of our product candidates. We may experience delays in initiating, enrolling or conducting our current and planned clinical trials, and we do not know whether clinical trials will begin or enroll patients on time, will need to be redesigned, will achieve expected enrollment rates or will be completed on schedule, if at all. Our inability to identify candidates with ROR1-positive tumors, to successfully manufacture cell product candidates for enrolled patients or to obtain sufficient amounts of specific reagents and raw materials to manufacture product candidates in a timely manner or at all could delay or preclude our ability to execute and complete the clinical trials. There can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical trials of any of our product candidates on clinical hold in the future. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including in connection with:
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
•change in our strategy;
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
•manufacturing sufficient quantities of product candidates for use in clinical trials; or
•suspensions or terminations by IRBs or ethics committees of the institutions at which such trials are being conducted, by the independent Data Safety Monitoring Committee for such trial or by the FDA or other regulatory authorities, including comparable foreign regulatory authorities, due to a number of factors, including those described above.

Further, a clinical trial may be suspended or terminated by us, the IRBs or ethics committees for the institutions in which such trials are being conducted, the independent Data Safety Monitoring Committee for such trial or the FDA or other regulatory authorities, including comparable foreign regulatory authorities, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, including comparable foreign regulatory authorities, resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
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
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in our clinical trials, we may not continue the development of nor receive approval to market any product candidates, which could prevent us from ever generating product revenues or achieving profitability. For example, previous clinical trials utilizing CAR T cells to treat hematologic tumors have shown an increased risk of CRS and ICANS, and approved CAR T products carry a boxed warning concerning the risk of developing secondary T‑cell malignancies. A prior clinical trial of LYL797, a ROR1-targeted CAR T‑cell product candidate was discontinued due to a narrow therapeutic window and safety reports of pneumonitis. Adverse events may also be associated with the lymphodepletion utilized with cellular therapies. If additional adverse events or other side effects are observed in any of our clinical trials that are atypical of, or more severe than, the known side effects of cellular therapies, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials or we may be required to abandon those trials or our development efforts of one or more product candidates altogether. If such effects are more severe, less reversible than we expect or not reversible at all, we may decide or be required to perform additional studies or to halt or delay further clinical development of any of our product candidates, which could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities.
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
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.*
Because we have limited financial and management resources, we have chosen to prioritize our pipeline to focus on our most differentiated product candidates. As such, we are currently primarily focused on the development of our recently acquired product candidate IMPT-314 and our next generation ROR1‑targeted CAR T‑cell product candidate, LYL119. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially‑viable products. For example, before prioritizing development of our IMPT-314 and LYL119 product candidates, our strategy focused primarily on the development of LYL797 and LYL845, which we discontinued in October 2024 in connection with the acquisition of IMPT-314. Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
Additionally, in connection with our discontinuance of LYL797 and LYL845, we may incur additional costs associated with termination of agreements associated with these programs, including winding down our agreements with third-party providers, CMOs and CROs conducting our clinical trials. Termination of these agreements may result in disputes with these service providers that may result in additional costs and liabilities and divert management’s attention and resources, which could harm our business, reputation, overall financial condition and operating results.
IMPT-314 has received Fast Track designation from the FDA, but receipt of such designation or any other designation, such as Regenerative Medicine Advanced Therapy designation, may not actually lead to a faster development, regulatory review or approval process, and does not assure ultimate FDA approval.*
The FDA has granted Fast Track designation to investigate IMPT-314 for the treatment of relapsed/refractory aggressive B‑cell lymphoma, and we may seek additional Fast Track designations for our product candidates or for IMPT-314 in other indications or seek other designations, such as Regenerative Medicine Advanced Therapy (RMAT) designation, for our product candidates.
If a product candidate is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for Fast Track designation. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review. A BLA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the application.
Similarly, RMAT designation is for cell and tissue therapies that are intended to treat serious or life-threatening diseases and for which preliminary clinical evidence indicates that it has the potential to address unmet medical needs in such diseases. A BLA for a therapy with RMAT designation may be eligible for priority review or accelerated approval. Benefits of such designation include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval.
The FDA has broad discretion whether or not to grant such special designations, so even if we believe a particular product candidate is eligible or meets the criteria for a particular special designation, we cannot assure you that the FDA would decide to grant it. Even though we have received Fast Track designation to develop IMPT-314 for the treatment of relapsed/refractory aggressive B‑cell lymphoma, and even if we receive Fast Track or RMAT designation for other product candidates or indications, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and such designation does not assure ultimate approval by the FDA. In addition, the FDA may withdraw Fast Track or RMAT designations if it believes that the designation is no longer supported by data from our clinical development program. Many product candidates that have received special FDA designations have ultimately failed to obtain approval.
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

In addition, there continues to be heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, President Biden issued an executive order in July 2021 supporting legislation to enact drug pricing reforms and, in response, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices in September 2021 with specific legislative and administrative policies that Congress could enact to help improve affordability of, and access to, prescription drugs. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things: (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Additionally, the IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions started taking effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for negotiation in 2025. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare and Medicaid Services (CMS) Innovation Center, which will be evaluated on their ability to lower the cost of drugs, promote accessibility and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act of 1980 (Bayh-Dole Act). On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights that for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. For additional detail on healthcare reform that may affect our business, see “Healthcare Reform” in the business section of our Annual Report.
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
Disruptions at the FDA and other government agencies or comparable foreign regulatory authorities caused by funding shortages, policy changes or other reasons could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
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
Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal data than federal, international or other state laws, and such laws may differ from each other and have potentially conflicting requirements that would make compliance challenging, require us to expend significant resources to achieve compliance and restrict our ability to process certain sensitive and personal data.
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

International expansion of our business would expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.*
As part of our long-term business strategy, we may pursue international expansion, including partnering with academic and commercial testing laboratories and introducing our technology outside the United States. Doing business internationally involves a number of risks, including:
•multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•failure by us or our distributors to obtain regulatory approvals for the sale or use of IMPT-314, LYL119 or any other product candidates we may acquire or develop in various countries;
•difficulties in managing foreign operations;
•complexities associated with managing government payor systems, multiple payor-reimbursement regimes or self‑pay systems;
•logistics and regulations associated with shipping blood samples, including infrastructure conditions and transportation delays;
•limits on our ability to penetrate international markets if our current products or any other product candidates we may acquire or develop cannot be processed by an appropriately qualified local laboratory;
•financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
•reduced protection for intellectual property rights, or lack of them in certain jurisdictions, forcing more reliance on our trade secrets, if available;
•natural disasters, political and economic instability, including wars, invasions, other military actions, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti‑bribery provisions, by maintaining accurate information and control over sales activities and distributors’ activities.
Any of these risks, if encountered, could significantly harm our international expansion and operations and, consequently, could have a material adverse effect on our financial condition and results of operations and could adversely affect our ability to successfully implement our business strategy.
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
We have in-licensed a portion of our intellectual property from our partners and other third parties. If we breach any of our license agreements with these licensors, we could potentially lose the ability to continue the development and potential commercialization of one or more of our product candidates.
We hold rights under license agreements with our partners and other third parties. Our discovery and development technology platforms are built, in part, around intellectual property rights in-licensed from these licensors. Under our existing license agreements, we are subject to various obligations, which may include diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales. If there is any conflict, dispute, disagreement or issue of nonperformance between us and our counterparties regarding our rights or obligations under these license agreements, including any conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations, we may be liable to pay damages and our counterparties may have a right to terminate the affected license. The termination of any license agreement with one of our licensors could adversely affect our ability to utilize the intellectual property that is subject to that license agreement in our discovery and development efforts, our ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected product candidates and our ability to commercialize the affected product candidates. Furthermore, disagreements under any of these license agreements may arise, including those related to:
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
These disagreements may harm our relationship with the partner or other licensor, which could have negative impacts on other aspects of our business.

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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act (Section 404) requires that we evaluate and determine the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To the extent we remain a large accelerated filer, our independent registered public accounting firm is also required to attest to the effectiveness of our internal control over financial reporting. These assessments need to include the disclosure of any material weaknesses in such internal control. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. We and our independent auditors have previously identified a material weakness in our internal control over financial reporting, and we cannot assure you that we will not identify other material weaknesses in the future.
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
The market price of our common stock has been, and may continue to be, volatile, which could result in substantial losses for investors. *
The market price of our common stock has been, and may continue to be, volatile and may fluctuate substantially as a result of a variety of factors, many of which are beyond our control. Some of the factors that may cause the market price of our common stock to fluctuate are listed below and other factors described in this “Risk Factors” section:
•prioritization of our product candidates;
•the timing and results of nonclinical studies and clinical trials for our product candidates;
•failure or discontinuation of any of our product development and research programs;
•the success of existing or new competitive product candidates or technologies;
•results of clinical trials or regulatory approvals of our competitors;
•commencement or termination of collaborations, licenses, product acquisitions or other strategic transactions relating to our product development and research programs;
•the failure to successfully integrate ImmPACT into our business;
•any future acquisitions, strategic investments, partnerships or alliances and the related financial terms and obligations;
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
Sales of a substantial number of shares of our common stock by our existing stockholders could cause the price of our common stock to decline. *
At any time, sales of a substantial number of shares of our common stock in the public market could occur, or there could be a perception in the market that the holders of a large number of shares of common stock intend to sell shares, and any such event could reduce the market price of our common stock. As of September 30, 2024, we have 256,563,684 shares of common stock outstanding. Substantially all of the shares of our common stock outstanding and shares issued upon the exercise of stock options outstanding under our equity incentive plans, subject to applicable securities law restrictions, may be able to be sold in the public market.
Moreover, certain holders of shares of our common stock have rights, subject to conditions, to require us to file registration statements with the SEC covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, in connection with the acquisition of ImmPACT, we have issued 37.5 million shares of our common stock at closing and have agreed to issue 12.5 million additional shares of our common stock upon the achievement of certain clinical or regulatory milestones to certain pre‑closing stockholders of ImmPACT. Holders of such shares of our common stock have rights, subject to conditions, to require us file registration statements covering their shares for public sale within certain timeframes following the closing of the acquisition and the achievement of milestones, as applicable. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or our products.
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing securities issued in any such transactions. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. In February 2024, we entered into a Sales Agreement pursuant to which we may offer and sell, from time to time, up to $150.0 million in shares of our common stock. To the extent that we raise additional capital through the sale of equity or debt securities, including pursuant to the Sales Agreement, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Pursuant to the Merger Agreement, we have also agreed to issue additional shares of our common stock to pre-closing ImmPACT stockholders upon the achievement of certain clinical or regulatory milestones. Any such future issuance of capital stock will result in further dilution of your ownership.
The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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
We recently acquired ImmPACT and reprioritized our pipeline of product candidates. In the future, we may seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our technology platforms, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions or strategic investments may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions or investments, whether or not such transactions are completed. In addition, we have only limited experience in acquiring or investing in other businesses, and we may not successfully identify desirable targets. Once we acquire additional businesses, we may not be able to integrate them effectively following the acquisition, including our most recent acquisition of ImmPACT. Acquisitions could also result in the incurrence of debt or dilutive issuances of equity securities, as we had done in connection with the acquisition of ImmPACT, as well as unfavorable accounting treatment and exposure to claims and disputes by third parties, including intellectual property claims. We also may not generate sufficient financial returns to offset the costs and expenses related to any acquisitions. In addition, if an acquired business fails to meet our expectations, our business, operating results and financial condition may suffer.
The requirements of being a public company require our management to devote substantial time to compliance initiatives and corporate governance practices and could divert management’s attention and strain our resources.
As a public company, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Section 404, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the Securities and Exchange Commission, the listing requirements and rules of The Nasdaq Stock Market LLC and other applicable U.S. rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We recently acquired ImmPACT, a privately-owned clinical stage biotechnology company that was not previously subject to these requirements. In connection with our efforts to comply with the requirements of being a public company, our management and our accounting, finance and other personnel will continue to need to devote a substantial amount of time towards maintaining compliance with these requirements as well as establishing and enhancing related processes, procedures and controls as we integrate ImmPACT into our business. These requirements have and will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, the rules and regulations applicable to us as a public company have made it more expensive for us to obtain director and officer liability insurance. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the third quarter of 2024, none of our directors or executive officers adopted or terminated a Rule 10b5‑1 trading arrangement or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) and (c) of Regulation S-K, respectively.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of October 24, 2024, by and among the Registrant, ImmPACT Bio USA Inc., Inspire Merger Sub Inc. and WT Representative LLC, solely in its capacity as the Representative	8-K	001-40502	2.1	10/24/2024
3.1	Amended and Restated Certificate of Incorporation.	S-8	333-257249	4.1	06/21/2021
3.2	Amended and Restated Bylaws.	10-Q	001-40502	3.2	11/07/2023
4.1	Form of Common Stock Certificate.	S-1/A	333-256470	4.1	06/09/2021
4.2	Amended and Restated Investors' Rights Agreement, by and among the Registrant and certain of its stockholders, dated March 5, 2020.	S-1	333-256470	4.2	05/25/2021
10.1	Registration Rights Agreement by and among the Registrant, each of the Sellers Party thereto and WT Representative LLC, solely in its capacity as the Representative of the Sellers, dated October 31, 2024.	8-K	001-40502	10.1	10/31/2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
32.1*«	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

Lyell Immunopharma, Inc.

Date: November 7, 2024	By:	/s/ CHARLES NEWTON
Charles Newton
Chief Financial Officer (Principal Financial and Accounting Officer)