Form 10-K
period 2024-12-31
Lyell Immunopharma, Inc.
filed 2025-03-11
CIK 1806952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $306 million based on the closing price reported for such date on The Nasdaq Global Select Market.
The registrant had 295,228,868 shares of common stock outstanding as of March 6, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

Lyell Immunopharma, Inc.
2024 Annual Report on Form 10-K

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
•the scope, progress, results and costs of developing IMPT-314 or any other product candidates we may develop or acquire, including both nonclinical studies and clinical trials;
•the timing and costs involved in obtaining and maintaining regulatory approvals of IMPT-314 or any other product candidates we may develop or acquire, and the timing or likelihood of regulatory filings and approvals, including any expectations or plans regarding seeking special designations, such as Regenerative Medicine Advanced Therapy designation, Orphan Drug designation or Fast Track designation, for our product candidates for various diseases;
•our plans relating to the commercialization of IMPT-314 or any other product candidates we may develop or acquire, if approved, including the geographic areas of focus, and our ability to commercially differentiate such product candidates and build a sales force;
•the size of the market opportunities for IMPT-314 or any other product candidates we may develop or acquire in each of the diseases we may target;
•our reliance on third parties to conduct research activities for IMPT-314 or any other product candidates we may develop or acquire;
•the characteristics, safety, efficacy and therapeutic effects of IMPT-314 or any other product candidates we may develop or acquire;
•the advancement of our technology platforms and the effectiveness and expected benefits of any of our technologies and manufacturing processes;
•our estimates of the number of patients in the United States and worldwide who suffer from the diseases we target and the number of patients that may enroll in our clinical trials;
•the progress and focus of the current and planned clinical trials of our product candidates, and the reporting of data from those trials, including the timing thereof;
•the ability of our clinical trials to sufficiently demonstrate the safety and efficacy of IMPT-314 or any other product candidates we may develop or acquire, and other clinical trial results;
•the success of competing therapies that are, or may become, available;
•developments relating to our competitors and our industry, including any existing or future competing product candidates or therapies;
•our plans relating to the further development and manufacturing of IMPT-314 or any other product candidates we may develop or acquire, including lines of therapy or additional indications that we may pursue;
•existing regulations and regulatory developments in the United States and other jurisdictions;

•our potential and ability to successfully manufacture and supply or our ability to contract with third parties to manufacture and supply IMPT-314 or any other product candidates we may develop or acquire for clinical trials and for commercial use, if approved;
•the rate and degree of market acceptance, as well as the pricing and reimbursement, of IMPT-314 or any other product candidates we may develop or acquire, if approved;
•our continued reliance on third parties to assist us in conducting additional clinical trials of IMPT-314 or any other product candidates we may develop or acquire;
•the scope of protection we are able to establish and maintain for intellectual property rights, including covering IMPT-314 and other product candidates and technology platforms we may develop or acquire;
•our ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified personnel;
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
•the inherent risks, costs and uncertainties associated with integrating the businesses in the merger with ImmPACT successfully and the amount of any costs, fees, expenses, impairments and charges relating to the acquisition of ImmPACT;
•the potential impact of the reported Nasdaq notification on the listing of our common stock or the non‑compliance with the Nasdaq listing rules and our intent to monitor the bid price of our common stock and implement available options, including a reverse stock split, if necessary, in order to regain compliance;
•our ability to successfully appeal a delisting determination, if a delisting notice is received, and the impact of any such delisting; and
•our anticipated use of our existing cash, cash equivalents and marketable securities.
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
•We are a clinical-stage biopharmaceutical company that has incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing net losses for the foreseeable future.
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
•Our milestone, royalty and success payment obligations may result in dilution to our stockholders or may reduce the availability of our cash resources to satisfy the payment obligations, which could cause our operating results and financial condition to fluctuate significantly from quarter to quarter and year to year and may reduce the usefulness of our GAAP consolidated financial statements.
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
•We rely on third parties to assist in conducting and monitoring our clinical trials and for some of our research and non-clinical studies for our product candidates, and, if those third parties do not successfully carry out their contractual duties, comply with regulatory requirements or otherwise perform satisfactorily, we may not be able to obtain regulatory approval or commercialize product candidates, or such approval or commercialization may be delayed, and our business may be substantially harmed.
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
•We face substantial competition in rapidly changing industries, which may result in others discovering, developing or commercializing products before or more successfully than we do.

•Our cellular therapy product candidates represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development or delays in our inability to achieve regulatory approvals, commercialization or payor coverage of our product candidates.
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
•We recently acquired ImmPACT and may not be able to successfully integrate ImmPACT into our business, including manufacturing of IMPT-314 at our LyFE Manufacturing CenterTM, or realize the benefits of such acquisition or any potential future collaborations, licenses, product acquisitions or other strategic transactions.
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
•We have in-licensed a portion of our intellectual property from our partners and other third parties. If we breach any of our license agreements with these licensors, we could potentially lose the ability to continue the development and potential commercialization of one or more of our product candidates.
•We may be unable to comply with the applicable continued listing requirements of The Nasdaq Global Select Market.

PART I
Item 1. Business.
Overview
We are a clinical-stage cell therapy company expecting to enter pivotal trials in 2025 and advancing a pipeline of proprietary next-generation autologous chimeric antigen receptor (CAR) T-cell product candidates for patients with hematologic malignancies and solid tumors. We are pioneering novel approaches designed to generate T cells that drive long-lasting clinical responses. The patient’s own living cells are the starting point for our investigational CAR T-cell therapies, and we enhance them with our innovative CAR constructs, technology and manufacturing protocols.
In hematologic malignancies, we are focused on advancing to pivotal trials a product candidate designed to deliver improved outcomes over first-generation CD19 CAR T-cell therapies for patients with B-cell lymphomas. Our lead program, IMPT-314, currently under evaluation for the treatment of aggressive large B-cell lymphoma, is a dual-targeting CD19/CD20 CAR T-cell product candidate designed to increase complete response rates and prolong the duration of response as compared to the approved CD19‑targeted CAR T-cell therapies. IMPT-314 is designed with a true ‘OR’ logic gate to target B cells that express either CD19 or CD20 with full potency and is manufactured with a process that enriches for CD62L+ cells to generate more naïve and central memory CAR T cells with enhanced stemlike features and antitumor activity.
To realize the potential of cell therapy for solid tumors, we are also developing next-generation CAR T-cell product candidates enhanced with our anti-exhaustion and additional arming technologies and manufactured with our proprietary protocols. These approaches are designed to endow CAR T cells with attributes needed to drive durable tumor cytotoxicity and achieve consistent and long-lasting clinical responses, including the ability to resist exhaustion, maintain qualities of durable stemness and function in the hostile tumor microenvironment.
In October 2024, we acquired ImmPACT, a privately-owned clinical stage biotechnology company developing next-generation CAR T-cell product candidates, including IMPT-314.
Our pipeline of next-generation CAR T-cell product candidates target cancers with large unmet need and are summarized in Table 1 below:
Table 1: Lyell’s Pipeline
Our Strategy
Our goal is to realize the potential of next-generation CAR T-cell therapies for patients with cancer. We are advancing an innovative CAR T-cell therapy for hematologic malignancies designed to improve outcomes over first‑generation products and are progressing the next wave of innovation of CAR T-cell therapy for solid tumors. Lyell was founded by leaders in the fields of oncology and cell therapy who have interrogated and elucidated the mechanisms of T‑cell biology and its interactions with cancer for decades. To realize the potential of cell therapy for cancer, Lyell utilizes a suite of technologies to endow CAR T cells with attributes needed to drive durable tumor cytotoxicity and achieve consistent and long-lasting clinical responses, including the ability to resist exhaustion, maintain qualities of durable stemness and function in the hostile tumor microenvironment.
Our product candidates target carefully selected tumor antigens and are enhanced with our proprietary technologies and manufacturing protocols designed to generate potent, tumor-reactive, long-lasting and functional T cells to drive durable tumor cytotoxicity.
Key components of our business strategy to achieve this goal include:
•Efficiently advance our clinical-stage pipeline of next-generation CAR T-cell product candidates — We believe our autologous T‑cell therapies have the potential to deliver improved, durable clinical outcomes for patients with hematologic malignancies and solid tumors. Our most advanced wholly‑owned CAR T-cell product candidate, IMPT-314, has the potential to provide meaningfully differentiated benefit in overall and complete response rates and in the duration of the responses over first‑generation CD19 CAR T-cell therapies in patients with relapsed/refractory aggressive large B-cell lymphoma. IMPT-314 is currently in Phase 1/2 development, and we recently reported positive initial clinical data in patients with aggressive large B-cell lymphoma in the 3rd line or later (3rd line+) setting. We expect to initiate two pivotal clinical programs: one for patients being treated in the 3rd line+ setting in mid-2025, and another for patients in the 2nd line setting by early 2026.
•Advance novel targets and technologies to generate a robust pipeline of next-generation cell therapies designed to deliver durable anti-tumor activity for cancer indications with high unmet medical need and of substantial market size — We are committed to continuing the advancement of disruptive technologies designed to revolutionize cell therapy and its promise to improve the lives of patients with hematologic malignancies and solid tumors. In addition to developing novel CAR constructs that target undisclosed tumor antigen targets, we are advancing a suite of stackable proprietary technologies to arm T cells to overcome the barriers presented by solid tumors. Our preclinical programs under development target antigens in solid tumors with high unmet medical need in indications with substantial market size. We have previously validated our proprietary anti-exhaustion technology and intend to stack newer technologies expressing novel chimeric proteins designed to fully arm our CAR T-cell product candidates to optimize CAR T‑cell killing in the hostile tumor microenvironment and enable durable anti-tumor function in the solid tumor setting. We anticipate submitting an Investigational New Drug (IND) application for a second CAR T-cell product candidate armed with multiple proprietary technologies and targeting a solid tumor indication in 2026.
•Maintain state‑of‑the‑art infrastructure and expert capabilities to control and innovate cell product manufacturing — We have built and operate a dedicated manufacturing facility, the LyFE Manufacturing Center™ (LyFE), that produces cell product for our clinical trials. At full capacity, LyFE has the capacity to manufacture more than 1,000 CAR T-cell doses/year and therefore has the capability to support early commercial launch. We have invested in infrastructure that enables real‑time monitoring of our manufacturing processes and the ability to incorporate insights into our research, manufacturing and clinical development efforts. Through our recent acquisition of ImmPACT, we acquired the cell manufacturing facility based in Los Angeles that has produced all of the IMPT-314 doses used in clinical trials to date. As we accelerate development of IMPT-314, we are supplementing our Los Angeles manufacturing capacity through a manufacturing technology transfer to LyFE. Our manufacturing strategy includes seeking new ways to efficiently, rapidly and cost-effectively scale manufacturing capacity for our cell product candidates for future clinical trials and potential commercialization.
•Generate, secure and defend intellectual property on our differentiated technology platforms, CAR constructs and product candidates — We have developed and secured a robust suite of intellectual property, including know-how, through our internal research efforts, licensing agreements and collaborations. We rigorously analyze, file and protect our intellectual property in various jurisdictions around the world in an ongoing manner.
•Opportunistically pursue strategic opportunities to maximize the potential of our pipeline and capabilities – We consider a variety of ways to collaborate with external partners. Our technologies can be applied in a target and modality agnostic manner to CAR, tumor infiltrating lymphocyte (TIL) and T-cell receptor (TCR) therapies to improve the functionality of T cells. We will evaluate options for partnering programs, indications or geographies with pharmaceutical or biotechnology companies for the development and/or commercialization of our product candidates designed to address large patient populations. We also consider opportunities to acquire or license rights or invest in differentiated product candidates or technologies to complement our pipeline.
Our Pipeline Programs
We are advancing a pipeline of next-generation CAR T-cell product candidates, including our lead program, IMPT-314, that is in clinical development for aggressive large B-cell malignancies. Our preclinical programs target solid tumor indications. Each of our programs target cancers with large unmet need with substantial patient populations (see Table 1).
CAR T-cell therapies have demonstrated the curative potential of genetically-engineered autologous cell therapy for cancer. CARs are synthetic receptors that link an extracellular antigen-binding moiety, usually a single chain variable fragment (scFv) derived from a monoclonal antibody, to intracellular signaling domains. CARs redirect T-cell functional activity, including cytotoxicity and cytokine secretion, toward cancer cells that share a common target without the limitation of human leukocyte antigen restriction.
IMPT-314: A next-generation dual-targeting CD19/CD20 CAR T-cell product candidate designed to increase complete response rates and prolong the duration of responses as compared to the approved CD19‑targeted CAR T-cell therapies for the treatment of large B-cell lymphoma.
Our lead program, IMPT-314, is targeting patients with aggressive relapsed/refractory large B-cell non-Hodgkin lymphoma (NHL). Lymphoma is a blood cancer that begins in lymphocytes and spreads primarily in lymph nodes, but can also metastasize to the liver, kidney, brain and other organs. Lymphomas are broadly classified as either Hodgkin or non‑Hodgkin lymphoma, with NHL present in multiple groups of lymph nodes whereas Hodgkin lymphoma is typically located in a single group of lymph nodes, generally in the upper body. NHL is the more common form of lymphoma, representing approximately 90% of all lymphomas.
The American Cancer Society estimates that more than 80,000 people will be diagnosed with NHL in the United States in 2025 and 545,000 will be diagnosed worldwide. NHL encompasses a diverse group of blood cancers, with over 90 distinct subtypes, generally classified based on (i) the type of lymphocytes involved (B-cell or T-cell), (ii) the lymphocytes’ phenotype, defined as large cell or small cell and (iii) the disease's rate of progression, which can be characterized as either aggressive or indolent (Figure 1).
We are initially focused on developing IMPT-314 for the treatment of patients with NHL subtypes representing approximately 35% of the over 80,000 patients estimated to be diagnosed with NHL in the United States in 2025 and 545,000 patients worldwide. The NHL subtypes we intend to initially pursue include diffuse large B-cell lymphoma (DLBCL), primary mediastinal large B-cell lymphoma (PMBCL), transformed follicular lymphoma (tFL) and Grade 3B follicular lymphoma (FL3B). DLBCL and PMBCL represent approximately 31% and 3% of patients diagnosed with NHL each year, respectively, while tFL and FL3B each represent approximately 1 to 2% of NHL patients diagnosed with follicular lymphoma each year. We may choose to further expand development to include additional NHL subtypes in the future.

Figure 1: NHL is comprised of over 90 distinct subtypes, of which DLBCL is the most common form accounting for ~31% of all patients diagnosed with NHL. We are initially focused on developing IMPT-314 for the treatment of patients with NHL subtypes representing approximately 35% of the patients estimated to be diagnosed with NHL. The NHL subtypes we intend to initially pursue include DLBCL, transformed PMBCL, transformed FL (tFL) and Grade 3B follicular lymphoma (FL3B).
The majority of patients with NHL are successfully treated with frontline combination chemotherapy or targeted agents, but some do not stay in remission for 12 months (relapsed) and others fail to achieve a remission to therapy (refractory). Aggressive lymphomas such as DLBCL and other large B-cell lymphoma subtypes are more likely to relapse or be refractory to therapy. Approximately 40% of patients with DLBCL have refractory disease or relapse after their first line of treatment.
Prior to the approval of CD19 CAR T-cell therapies, the prognosis of patients with relapsed/refractory aggressive large B-cell lymphoma was poor, with the then current standard of care resulting in overall response rates of 26% and complete response rates of 7%. The median overall survival was 6.3 months and only 20% of patients were alive at 2 years. The three currently approved CD19 CAR T-cell therapies, axicabtagene ciloleucel (axi-cel, YESCARTA®), tisagenlecleucel (tisa-cel, KYMRIAH®), or lisocabtagene maraleucel (liso-cel, BREYANZI®) transformed the treatment landscape by improving overall response rates (72%, 50% and 73%, respectively) with complete response rates (51%, 32% and 54%, respectively) in the 3rd line+ setting.
While the first generation of CD19 CAR T-cell therapies delivered a major advance in treatment for patients with B-cell lymphoma, there remains a need for therapies that deliver more complete and durable responses. More than 40% of patients with aggressive large B-cell lymphoma treated in the 3rd line+ setting with a CD19 CAR T-cell therapy are not disease-free after treatment and 30% of patients do not respond at all. Of these patients treated with an approved CD19 CAR T-cell therapy, approximately 50% of patients progress or relapse within six months, and the overall survival at one year for patients treated with a CD19 CAR is only 50% to 60%.

IMPT-314 is an autologous dual-targeting CD19/CD20 CAR T-cell therapy designed to kill B cells expressing CD19 and/or CD20 antigens for the treatment of patients with aggressive B-cell malignancies. We acquired this product candidate through our acquisition of ImmPACT in October 2024.
A dual-targeting, or bispecific, CAR recognizes two targets. IMPT-314 is rationally designed with a true CD19/CD20 “OR” logic-gated CAR targeting either CD19 or CD20 with full potency, and the cell therapy product is enriched for naive and central memory T cells. Together, this novel construct and the cell enrichment for naïve and central memory T cells are designed to provide multiple clinical benefits over CD19 CAR T-cell therapies, including:
•Ability to target lower or heterogenous CD19 antigen density and result in a higher percentage of complete responses than with a single targeting CAR agent;
•Increase in duration of responses by preventing relapse due to CD19 antigen escape
•Better cell engraftment, persistence and reduced exhaustion to provide longer duration of responses
IMPT-314 consists of autologous T cells that are genetically modified through transduction with a lentiviral vector expressing a CAR construct composing anti-CD19 and anti-CD20 scFvs in tandem and an intracellular portion that contains the T cell signaling zeta chain (CD3-ζ) and the 4-1BB co-stimulatory domain (Figure 2). This differentiates IMPT-314 from cell therapies and other therapeutic modalities that singularly target CD19, CD20 or CD22, or bispecific CARs that target two antigens but without full potency as compared to single-targeting CARs.
Figure 2: IMPT-314 contains separate, tandem single-chain variable fragment (scFV) antibody domains designed to target both CD19 and CD20 and is manufactured using a CAR that contains the 4-1BB costimulatory domain and is manufactured with a process to enrich for CD62-positive naïve and central memory T cells.
Antigen heterogeneity, which refers to variation in the expression levels of tumor antigens across cancer cells, can limit the effectiveness of targeted therapies, including CD19 CAR T-cell therapy. Nonclinical data demonstrated that IMPT-314’s optimized tandem CAR design is capable of killing target cells that express CD19 only, CD20 only or both antigens with full potency, thus it has the potential to achieve a higher percentage of complete responses than a single targeting agent, particularly in those patients with lymphoma who may have a lower or heterogeneous CD19 antigen density.
CD19 antigen escape, a mechanism by which tumor cells evade the host immune system or targeted therapy through loss, downregulation or modification of target antigens, is a known mechanism contributing to disease relapse. CD20 expression has been shown to be more stable following single-targeted CAR T-cell treatment, as compared to CD19 and CD22. IMPT-314’s dual-targeting of both CD19 and CD20 was designed to overcome CD19 antigen escape and potentially prolong the duration of responses, as well as to target those malignant B-cells that have limited or no expression of CD19 to achieve a higher overall response rate.
Additionally, IMPT-314 is manufactured to produce a CAR T-cell product with higher proportions of naïve and central memory T cells through a process that enriches for CD62L-expressing cells. This manufacturing process is designed to generate CAR T cells with enhanced antitumor activity, which we believe could result in both increased complete response rates and more durable responses. Naïve T cells are mature T lymphocytes that have differentiated in the bone marrow and undergone central tolerance selection in the thymus, but have not interacted with their antigen. CAR T cells generated from these CD62L-positive less differentiated T cells have been associated with better engraftment, improved persistence, reduced exhaustion and lower cytokine production compared to CAR T cells generated from traditional processes. The enrichment of CD62L-expressing T cells does not increase the manufacturing time, which is similar to that of the approved CD19 CAR T-cell therapies. Data from the ZUMA-7 pivotal trial of axicabtagene ciloleucel in patients with relapsed or refractory large B-cell lymphoma demonstrated an improved overall survival in those patients with a higher median percentage of T cells with a naïve/stem memory phenotype in the administered cell product.
ImmPACT licensed its dual-targeting CD19/CD20 CAR T-cell product candidate from the University of California Los Angeles (UCLA). Interim Phase 1 data in 13 patients with relapsed/refractory aggressive NHL treated in a UCLA‑sponsored single-center clinical trial were initially published and updated data were presented (Figure 3). CAR T‑cell naïve patients with relapsed/refractory DLBCL or PMBCL after at least two lines of therapy or MCL, or FL were evaluated. Autologous T cells were obtained and enriched for CD62L-positive naïve or memory T cells. Two doses were to be evaluated including 50 and 200 million cells. Three patients received cell doses below 50 million cells due to manufacturing issues. The overall response rate was 92% with a complete response rate of 77% (10/13 patients). The median progression-free survival was 50.1 months, and median overall survival was not reached with a median follow‑up of 32 months (range: 5.7 – not estimable). The overall survival at three years was 65%. A favorable safety profile was observed with no cases of cytokine release syndrome (CRS) above Grade 1 and no reported cases of immune effector cell‑associated neurotoxicity syndrome (ICANS). Two patients in this study who achieved a complete response but experienced disease progression after approximately 18 months and four years respectively were both successfully retreated with the UCLA CD19/CD20 CAR T-cell product and both patients again achieved a complete response.
Figure 3: Interim Phase 1 data in 13 patients with relapsed/refractory aggressive NHL treated with UCLA-314 in a UCLA‑sponsored clinical trial were presented at the 2024 American Association for Cancer Research Special Conference in Cancer Research: Tumor Immunology and Immunotherapy.
UCLA licensed the CD19/CD20 dual-targeting CAR construct to ImmPACT, who developed a GMP manufacturing process and initiated a Phase 1/2 clinical trial with their product candidate IMPT-314. We acquired ImmPACT in October 2024 and are continuing the development of IMPT-314.
Phase 1/2 Clinical Trial of IMPT-314
Our ongoing Phase 1/2 trial of IMPT-314 is a multi-center, open-label dose-escalation and dose-expansion clinical trial designed to evaluate the safety and clinical benefit of IMPT-314 and to determine a recommended Phase 2 dose in patients with relapsed/refractory aggressive large B-cell lymphoma. IMPT-314 has received Fast Track designation from the U.S. Food and Drug Administration (FDA) for the treatment of relapsed/refractory aggressive large B-cell lymphoma in the 3rd line+ setting. The trial is enrolling patients with relapsed/refractory DLBCL, PMBCL, high-grade B-cell lymphoma (HGBCL), FL3B and tFL. The trial is enrolling CAR T-cell therapy naïve patients in the 3rd line+ and 2nd line settings. If successful, we may expand into other types of B-cell NHL.
Phase 1/2 Clinical Data
We reported initial data from the ongoing Phase 1/2 trial at the American Society of Hematology 2024 Annual Meeting (ASH). As of October 22, 2024 (the data cutoff date for the presentation at ASH), 23 patients with relapsed or refractory CAR T-naive large B-cell lymphoma received IMPT-314 and comprised the safety population. The efficacy evaluable population consisted of 17 patients and was defined as patients with a response assessment at Day 84 or later or an earlier scan with a complete response or progressive disease. Of the six patients not included in the efficacy evaluable population presented at ASH, two were excluded because they had T-cell histiocyte-rich lymphoma, a histologic subtype with a poor prognosis that is not included in the clinical trial moving forward, and four patients who had not yet reached their Day 84 scan.
The demographic and baseline characteristic data from the patients enrolled into the trial demonstrated a median age of 65 (range, 21 – 87) years, the majority (61%) of patients with DLBCL, and a median of three prior lines of therapy (range, 2 – 6). Approximately 50% of patients had elevated lactate dehydrogenase levels suggesting high disease burden and 53% of patients received bridging therapy.
The overall response rate for the efficacy evaluable patients was 94% (16/17 patients), with 71% (12/17 patients) achieving a complete response by three months (Table 2 and Figure 4). At the time the data were presented, three of those four patients were continuing on in the study. The median follow up was 6.3 months (range 1.2 – 12.5 months) and 71% of patients were experiencing a response when these data were reported.
Table 2: Best overall response in CAR T-cell therapy naïve patients in the 3rd line+ cohort in the initial data presented at the 2024 American Society of Hematology annual meeting. Data cutoff October 22, 2024.

Figure 4: Initial data from the Phase 1/2 trial in patients with relapsed/refractory aggressive large B-cell lymphoma treated with IMPT-314 were presented at American Society of Hematology 2024 Annual Meeting 2024. The efficacy evaluable population consisted of 17 patients. The overall response rate was 94% (16/17 patients), with 71% (12/17 patients) achieving a CR by three months. The median follow up was 6.3 months (range 1.2 – 12.5 months) and 71% of patients were experiencing a response when these data were reported.
In the safety evaluable population of 23 patients, no Grade 3 or greater CRS was reported. Grade 3 ICANS was reported in 13% (3/23) of patients with a median time to complete ICANS resolution of five days, and rapid improvement to Grade 2 or lower with standard therapy. Four patients had Grade 3 infections including bacteremia not otherwise specified, tooth infection, urinary tract infection and a herpes zoster infection, all of which responded to treatment and resolved. Pharmacokinetic data were available from 16 of the efficacy-evaluable patients.
IMPT-314 demonstrated robust expansion and peak cell expansion occurred between Days 7 and 28 after IMPT-314 infusion (median Tmax = 10 days). Median peak of expansion (Cmax) was 93,723 copies/µg gDNA (range 2,338 – 555,284). IMPT-314 cells persisted multiple weeks post infusion across multiple patients with median expansion at Day 28 of 11,766 copies/µg gDNA (range 56 – 555,284). The median peak expansion of IMPT-314 is approximately four‑fold higher than the median peak expansion reported for lisocabtagene maraleucel, a CD19 CAR T-cell therapy approved for patients with relapsed or refractory (R/R) large B-cell lymphoma. Greater CAR T-cell expansion has been associated with improved treatment response in patients with B-cell lymphoma. Additionally, the final drug product contained the desired naïve and central memory cell phenotype (median, 91%; range, 82 – 99%) that has been associated with improved overall survival in other CAR T‑cell clinical studies.
Based on these promising initial and emerging data from the Phase 1/2 IMPT-314 clinical trial and following appropriate regulatory interactions, we intend to initiate a pivotal trial in the 3rd line+ setting in mid-2025 and a pivotal trial in the 2nd line setting by early 2026.
Target Markets
We are initially developing IMPT-314 for the treatment of aggressive large B-cell NHL. NHL is a common blood cancer in the United States and worldwide. There are more than 60 NHL subtypes that have been identified by the World Health Organization. Aggressive lymphomas grow and spread quickly and cause more severe symptoms, and these account for approximately 60% of all NHL cases. B‑cell lymphoma is the most common type of NHL, comprising approximately 85% of all lymphomas in the United States. We are initially focusing on the subtypes classified as large B-cell lymphomas; of these diffuse large B-cell lymphoma (DLBCL) is the most common. Annually, it is estimated that approximately 80,000 people in the United States and 545,000 worldwide will be diagnosed with NHL. Approximately 200,000 cases of DLBCL are expected to be treated in the U.S., European Union (EU), United Kingdom (UK), China and Japan in 2025, with approximately 24,000 and 13,000 patients receiving treatment in the 2nd and 3rd line and later settings, respectively, in the U.S. and approximately 62,000 and 24,000 patients receiving treatment in the 2nd and 3rd line and later settings, respectively, in the U.S., EU, UK, China and Japan. Today, the approved CD19 CAR T-cell therapy products have worldwide projected sales of approximately $3 billion and this is expected to nearly double by 2030.
Beyond DLBCL, other subtypes of B-cell NHL that could be evaluated in future trials of IMPT-314 include FL, MZL and MCL, where approximately 200,000, 79,000 and 38,000 patients are expected to be treated in the U.S., EU, UK, China and Japan in 2025.
Our Preclinical Programs
Cell therapy has demonstrated profound results in some patients suffering from hematologic malignancies, but there remains a need for therapies that deliver more complete and durable responses. Solid tumors are even more complex and have evolved multiple mechanisms to evade and ultimately resist clearance by the immune system. This has limited the use of cell therapy in solid tumors, which account for 90% of cancer deaths. And while there has been recent progress with new cell therapies approved for solid tumors, overall response rates and the duration of response remain low.
To complement our clinical programs, we continue to invest in earlier stage cell therapy research and development utilizing our proprietary technologies. We expect to submit an IND application in 2026 for a new, armed solid tumor CAR T-cell product candidate with a new target, anti-exhaustion and durable stemness technologies, as well as a new technology designed to overcome the hostile tumor microenvironment.
Our T-cell Enhancement and Manufacturing Technologies
At Lyell, we believe that careful selection and evaluation of our CAR targets is important to ensure we are aiming for larger markets with substantial unmet medical need and to ensure that binding to normal tissues is limited and manageable for safety. Selecting an appropriate antigen target and designing a potent CAR construct, however, are necessary but insufficient for most solid tumors. Based on nonclinical evidence and clinical data, we believe there are multiple mechanisms limiting efficacy and durability of cell therapy for solid tumors. To address this need, we are advancing solid tumor CAR T‑cell product candidates with new CAR targets and that are armed with a suite of proprietary anti-exhaustion and durable stemness technologies, as well as new enhancements designed to overcome the hostile tumor microenvironment.
T-cell exhaustion remains a major barrier for the development of effective CAR T-cell therapy. We have previously demonstrated Lyell’s proprietary anti-exhaustion technology improves anti-tumor functions in in vitro and in vivo preclinical models. In patients with triple-negative breast cancer we have shown that our anti-exhaustion technology reduces T-cell exhaustion and improves CAR T-cell pharmacokinetics and tumor infiltration. Recently, alternative approaches that arm CAR T cells with transforming growth factor beta (TGF-β) blockade or constitutive cytokine signaling to enhance their anti-tumor functionality in the suppressive tumor microenvironment have shown promise in the solid tumor settings. In addition to developing novel CAR constructs targeting undisclosed tumor antigen targets, our research activities explore stacking these additional approaches to our proprietary anti-exhaustion technology via the expression of novel chimeric protein or polypeptide to optimize CAR T-cell killing in the hostile tumor microenvironment for application in future solid tumor product candidates.
Our technologies and manufacturing approaches designed to generate CAR T cells that can achieve potent and durable anti-tumor cytotoxicity are summarized in Table 3 described below.

Multiple Approaches Designed to Create Next-Generation CAR T Cells with Potent Anti-Tumor Functionality

Technology/ Manufacturing Approach	Anti-Exhaustion	Enhanced Stemness	Increased Proliferation/ Persistence	Improved Cytotoxicity	
c-Jun	✓		✓	✓	c-Jun and NR4A3 regulate the AP-1 transcription factor pathway, which plays a key role in T-cell effector function
NR4A3	✓		✓	✓	
Epi-R		✓	✓		Manufacturing protocols designed to generate more stem-like cells that self renew and persist despite repeat antigen stimulation
CD62L positive enrichment		✓	✓		
Stim-R			✓	✓	Customizable synthetic T-cell activation reagent designed to closely emulate natural antigen presentation to generate more potent T cells
Undisclosed new technologies			✓	✓	Expression of novel chimeric proteins to optimize CAR T-cell killing in the hostile TME (e.g., TGFβ blockade and local cytokine signals)

Potential Benefits

Lynn, R. et al., *Nature*, 2019; Chen, J. et al., *Nature*, 2019; Cheung A. et al., Nature Biotechnology 2018; Li A.. Et al., Scientific Reports 2024; Arcangeli et. al. JCI 2022, Sommermeyer et. al. Leukemia 2016, Chen et. al. Cancer Discovery 2021, Aldoss et al., Clin Cancer Res 2023.

CAR, chimeric antigen-receptor; NR4A3, nuclear receptor 4A3; TME, tumor microenvironment

Table 3: Lyell has a suite of technologies designed to enhance the potency and durability of our CAR T-cell product candidates.
Two of our technologies, c-Jun overexpression and our Epi-R manufacturing protocol, have been clinically validated in a Phase 1 study in patients with triple-negative breast cancer, and we are advancing an additional anti‑exhaustion technology, knockout of NR4A3 by gene editing, that has demonstrated even more potent anti-tumor functionality in nonclinical models. More recently, we have explored new strategies to express novel chimeric proteins to optimize CAR T-cell killing in the hostile tumor microenvironment.
c-Jun Overexpression
Overexpression of c-Jun is based on the work of our co-founder, Crystal Mackall, M.D., the Ernest and Amelia Gallo Family Professor of Pediatrics and Medicine at Stanford University (Stanford) and Founding Director of the Stanford Center for Cancer Cell Therapy. Dr. Mackall discovered that exhausted T cells have an imbalance in the AP‑1 family of transcription factors, and that correcting for this imbalance by overexpression of c-Jun enables T cells to resist exhaustion, infiltrate solid tumors and maintain their functionality and potency. This work was fully described in a Nature publication in 2019. Overexpression of c-Jun was recently validated in a Phase 1 clinical study where a ROR1-targeted CAR T-cell products overexpressing c-Jun demonstrated clinical responses, improved pharmacokinetics, less CAR T-cell exhaustion and CAR T-cell tumor infiltration on histologic examination of on-study tumor biopsies. These data demonstrated improvement over the clinical data from a prior study conducted at the Fred Hutchinson Cancer Center (Fred Hutch) of a similar ROR-1 CAR T-cell product, but without c-Jun overexpression, in a similar patient population where no responses were observed after a single CAR T-cell treatment and high levels of CAR T-cell exhaustion occurred rapidly.
NR4A3 Gene Knockout
NR4A3 gene knockout builds on the approach of reprogramming of the AP-1 transcription factor pathway to delay exhaustion and improve antitumor function. We and others have previously observed that the NR4A family of transcription factors is upregulated in exhausted T cells and may contribute to T‑cell exhaustion in part by restricting the activity of AP-1. We hypothesize that disruption of NR4A3 expression, along with c-Jun overexpression, may further unleash the potential for maximal c-Jun activity and endow greater functional resistance to exhaustion. Our nonclinical data suggest the combination of these two technologies, NR4A3 gene knockout and c-Jun overexpression, can act in a complementary fashion and may have the potential to further improve the potency and durability of our CAR therapy (Figure 5).
Epi-R Manufacturing Protocol
Epi‑R is our proprietary ex vivo manufacturing protocol that is designed to generate populations of stem-like T cells with reduced exhaustion and improved proliferation and antitumor activity. T cells with properties of durable stemness have an increased ability to self-renew and persist to drive durable tumor cytotoxicity. Lyell developed technology based upon the science conducted at the National Cancer Institute, where it was demonstrated that products with more stem-like and functional T cells can be achieved by altering the metabolic state of the cells during expansion.
CD62L Positive Enrichment
Our lead product candidate, IMPT-314 is manufactured with a process that enriches for CD62L positive cells. This manufacturing process is designed to generate CAR T cells with enhanced antitumor activity that we believe could result in both increased complete response rates and more durable responses. Naïve T cells are CD62L positive mature T lymphocytes that have differentiated in the bone marrow and undergone central tolerance selection in the thymus, but have not interacted with their antigen. CAR T cells generated from these CD62L positive less differentiated T cells have been associated with better engraftment, improved persistence, reduced exhaustion and lower cytokine production compared to CAR T cells generated from traditional processes. The enrichment of CD62L positive T cells does not increase the manufacturing time, which is similar to that of the approved CD19 CAR T-cell therapies.
Stim-R Technology
Stim‑R is our proprietary synthetic-cell mimetic composed of lipid-coated silica micro-rods that mimic the physiological cell-like presentation of signals to control T-cell activation in the manufacturing process. Current manufacturing platforms typically utilize antibody-conjugated beads that were developed decades ago for expanding T cells. This standard approach does not provide precise control over the strength or duration of the signaling that drives T‑cell expansion ex vivo. Our Stim‑R platform optimizes signaling parameters during T‑cell activation using degradable lipid-coated silica rods that can be functionalized to regulate cell activation, more closely mimicking natural T‑cell stimulation. This technology allows for greater control over the duration, intensity and type of signals delivered during cell expansion and manufacturing, resulting in the generation of more potent T‑cell products with desirable phenotypic and functional properties.
Figure 5: Nonclinical data demonstrate that CAR T cells enhanced with four technologies (c-Jun overexpression, NR4A3 knockout and manufactured with Epi-R and Stim-R) mediated anti-tumor response and enhanced survival in a murine xenograft tumor model, even at a very low CAR T‑cell dose of 100,000 CAR T cells. Additionally, both in vitro and in vivo nonclinical data demonstrated that the combination of all four of these technologies resulted in superior cytotoxicity, improved proliferation and sustained cytokine production upon repeated antigen stimulation compared to various controls lacking one or more of the reprogramming technologies.
Undisclosed New Technologies
Recently, alternative approaches that arm CAR-T cells with TGF-β blockade or constitutive cytokine signaling to enhance their anti-tumor functionality in the suppressive tumor microenvironment have shown promise in the solid tumor settings. In addition to developing novel CAR constructs that target undisclosed tumor antigen targets, our research activities explore stacking our proprietary anti-exhaustion technology and these additional approaches targeting the tumor microenvironment via the expression of novel chimeric proteins or polypeptides (Table 3) to optimize more durable CAR T-cell killing for application in future solid tumor product candidates.

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
Our LyFE Manufacturing Center™ located in Bothell, Washington is approximately 73,000 square feet and is comprised of manufacturing suites, laboratories and offices. At full staffing and capacity, we expect to be able to manufacture >1,000 patient CAR T‑cell products/year, able to support our clinical development needs for IMPT-314 and other pipeline programs, as well as early commercial launch if IMPT-314 is approved. LyFE was commissioned and designed to be in compliance with U.S. and EU current Good Manufacturing Practices (cGMP) standards and has a flexible and modular design enabling CAR T‑cell, TIL, TCR T-cell therapies and cGMP viral vector production to control and de-risk the manufacturing sequence and timing of the major components of our supply chain. Owning our own facility has enabled seamless collaboration across research, process development and manufacturing for high-quality reproducibility at manufacturing scale.
Clinical supply for our Phase 1/2 trial of IMPT-314 is currently manufactured in our manufacturing facility in Los Angeles, California, that we acquired in connection with the acquisition of ImmPACT. As we accelerate development of IMPT-314, we are supplementing our Los Angeles manufacturing capacity through a manufacturing technology transfer to LyFE. We are focused on maintaining a manufacturing strategy that is operationally efficient to maximize our capacity and avoid any disruption to clinical trial supply.
Competition
The pharmaceutical industry is highly competitive and dynamic, owing to rapidly advancing technologies. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, government agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing treatments and new treatments that may become available in the future. In addition, during development and clinical trials, our product candidates may compete against other experimental treatments, whether cell therapy or other modalities, for patients with certain histologies or patients with tumors expressing certain antigen targets of interest.
If approved, our product IMPT-314 will need to compete against other products approved in the 2nd and 3rd line+ settings in our approved indications, including any approved CD19 CAR T‑cell therapies, monoclonal antibodies targeting CD19, antibody-drug conjugates, selective inhibitors of exportin 1 and bispecific antibodies.
We are also aware of a number of companies using autologous or allogeneic CAR T-cell therapy approaches to treat hematologic malignancies and solid tumors. Some of these companies have substantially greater financial and other resources than we have, such as larger research and development staff and well-established marketing and sales forces, or operate in jurisdictions where we do not have staffing or resources.
CAR T‑cell therapies for the treatment of hematologic malignancies and solid tumors are being developed by a number of companies, including but not limited to Arcellx, Inc., Allogene Therapeutics, Inc., Arsenal Biosciences, Inc., AstraZeneca plc, Autolus Therapeutics plc, Bristol Myers Squibb Co., Caribou Biosciences, Inc., Cargo Therapeutics, Inc., Gilead Sciences Inc., Immunocore Holdings plc, Johnson & Johnson, Nanjing Legend Biotech, Novartis AG and Poseida/F. Hoffmann-La Roche AG . We are also aware that other companies are developing therapies in modalities such as bispecific antibodies for B-cell lymphomas, including AstraZeneca, F. Hoffmann-La Roche AG and Amgen Inc.
Among companies developing CAR T-cell therapies for hematologic malignancies and solid tumors, we believe we are substantially differentiated by our technologies, manufacturing protocols and capabilities, knowledge, experience, scientific personnel and robust intellectual property portfolio. We believe there are many factors affecting the success of any of our product candidates, including efficacy, safety, accessibility, price and scale and cost of manufacturing.
License and Collaboration Agreements
UCLA License Agreement
As a result of our acquisition of ImmPACT, we assumed its rights and obligations under a license agreement with the Regents of the University of California, acting through The Technology Development Group of UCLA, dated February 18, 2021, as amended (the UCLA License Agreement). Pursuant to the UCLA License Agreement, UCLA granted us an exclusive, royalty‑bearing license, with the right to sublicense through a specified number of tiers, under certain patent rights owned by UCLA and certain patent rights co‑owned by UCLA and the Seattle Children’s Hospital doing business as the Seattle Children’s Research Institute (SCRI) and a non‑exclusive, royalty‑bearing license, with the right to sublicense through a specified number of tiers, under related technical information, in each case related to our CD19/CD20 program, for the development, use and sale of products or services associated with certain inventions made in the course of research by UCLA and SCRI in all fields of use. In accordance with the Patent and Trademark Law Amendments Act (the Bayh‑Dole Act), UCLA granted the U.S. federal government a non‑exclusive, non‑transferable, irrevocable, paid‑up license to the licensed patents.
Under the UCLA License Agreement, we are obligated to diligently develop and commercialize licensed products and to achieve certain development, regulatory and commercialization diligence milestones. If, subject to our right to extend such diligence milestones in certain circumstances, we are unable to meet our diligence obligations and do not agree with UCLA to modify such obligations, UCLA has the right and option to either terminate the license agreement or convert the granted rights to a non‑exclusive license. We are also required, subject to certain exceptions, to provide UCLA with an affordable access plan within a specified time following the first commercial sale of a licensed product that is intended to support affordable access to licensed products in certain low‑ and middle‑income countries and other countries in which we do not intend to commercialize licensed products.
UCLA and SCRI reserved, for themselves and for other nonprofit and academic research institutions, their rights to use the patent rights and technical information licensed to us for education and research purposes and to publish results arising therefrom, and for UCLA to offer and perform clinical diagnostic and prognostic services for patients in the University of California healthcare system, in each case subject to certain exclusions. Our rights under the UCLA License Agreement are also subject to certain government rights.
Under the UCLA License Agreement, ImmPACT paid UCLA a small upfront license issue fee and, upon our assumption of the agreement in connection with our acquisition of ImmPACT, we are obligated to pay a nominal, tiered annual license maintenance fee each year of the term until we make the first commercial sale of a licensed product. Upon the achievement of specified development, regulatory and commercial milestones, we are obligated to pay UCLA one-time milestone payments of up to an aggregate amount in the mid-single digit millions for each commercialized licensed product. In addition, we are obligated to pay UCLA a tiered royalty on worldwide annual net sales of any commercialized licensed products in the low‑ to mid-single digits percentage, subject to specified and capped reductions and a tiered minimum annual royalty payment of between a low-five figure and a low-six figure amount. ImmPACT reimbursed UCLA for all patent costs incurred prior to the effective date of the UCLA License Agreement, and we are obligated to reimburse UCLA for all patent costs incurred by them during the term of the license agreement.
The license agreement will expire, on a product-by-product and country-by-country basis, on the later of (a) the expiration of the last to expire valid claim of the patent rights covering such product in such country and (b) ten (10) years after the date of the first commercial sale of such product in such country. UCLA has the right to terminate the agreement in the event of our uncured material breach, subject to a specified notice and cure period, or upon certain insolvency events. We may terminate the agreement for convenience, subject to a specified notice period.
Intellectual Property
We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from our collaborators or other third parties. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continuing innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of cell and gene therapy. We additionally plan to rely on data exclusivity, market exclusivity and patent‑term extensions, when available, and, as appropriate, have sought and in the future may seek again and rely on regulatory protection afforded through Orphan Drug designations. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including our patents; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.
We have in-licensed and procured, and filed for numerous patent applications, which include claims directed to compositions, methods of use, processes, dosing and formulations, and possess substantial know-how and trade secrets relating to the development and commercialization of our cell engineering technology platforms and related product candidates, including related manufacturing processes and protocols. Our intellectual property strategy is designed to provide multi-layered protection covering our technologies and manufacturing protocols, including but not limited to c-Jun, NR4A3, CD62L+ enrichment, Epi‑R and Stim‑R, as well as various aspects of our product candidates, including but not limited to CAR constructs. For all patent applications, we determine claiming strategy on a case-by-case basis. We may file patent applications containing claims for protection of all useful applications of our proprietary technology platforms and any products, as well as new applications and/or uses we discover for existing technology platforms and products. We continuously reassess the number and type of patent applications, as well as the pending and issued patent claims, to ensure that maximum coverage and value are obtained for our processes and compositions. Further, claims may be modified during patent prosecution to meet our intellectual property and business needs. Notwithstanding these efforts, we cannot be sure that any patents will be granted with respect to any patent application we have licensed or filed or may license or file in the future, and we cannot be sure that any patents we have licensed or patents that may be licensed or granted to us in the future will not be challenged, invalidated or circumvented or that such patents will be commercially useful in protecting our technologies.
As of December 31, 2024, our patent portfolio consists of over 50 issued patents and over 250 pending patent applications that we either own or have licensed. Our portfolio covers various aspects of our technologies and manufacturing protocols, including but not limited to c-Jun, NR4A3, CD62L+ enrichment, Epi‑R and Stim‑R, as well as our product candidates. The patents and patent applications in our portfolio are held primarily in the United States, Europe, Canada, Japan and Australia. For information related to our in-licensed intellectual property, see the subsection titled under “—License and Collaboration Agreements.”
Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest nonprovisional filing date. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office (USPTO) in examining and granting a patent or may be shortened if a patent is terminally disclaimed over an earlier filed patent. In addition, in certain instances, the patent term of a U.S. patent that covers an FDA‑approved drug may also be eligible for extension to recapture a portion of the term effectively lost as a result of clinical trials and the FDA regulatory review period, such extension is referred to as patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. However, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest nonprovisional filing date. The actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
As of December 31, 2024, our registered trademark portfolio contains over 135 registered trademarks and pending trademark applications, consisting of approximately one trademark registration and four pending trademark applications in the United States, and approximately 121 foreign trademark registrations and approximately 10 foreign pending trademark applications.
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
Sales and Marketing
Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We intend to either build a commercial infrastructure to support sales of any approved products or outsource some or all of this function to third parties. We intend to evaluate opportunities to work with partners that enhance our capabilities with respect to the development and commercialization of IMPT-314 and any other product candidates we may develop. In addition, we intend to commercialize our product candidates, if approved, in key markets either alone or with partners to maximize the worldwide commercial potential of our programs.
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
If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (REMS), to ensure the benefits of the product outweigh its risks, or otherwise limit the scope of any approval. A REMS is a safety strategy implemented to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-marketing trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.
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
Any marketing application for a drug or biologic submitted to the FDA for approval, including a product candidate with Fast Track and/or Breakthrough Therapy Designation, may be eligible for other types of FDA programs intended to expedite development and review, such as Priority Review and Accelerated Approval. A product candidate is eligible for Priority Review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. For original BLAs, Priority Review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to 10 months under standard review).
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
Regenerative Medicine Advanced Therapy (RMAT) designation is intended to facilitate an efficient development program for, and expedite review of, any drug or biologic that meets the following criteria: (i) the drug or biologic qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) the drug or biologic is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the drug or biologic has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides all the benefits of Breakthrough Therapy Designation, including more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and Priority Review. Product candidates granted RMAT designation may also be eligible for Accelerated Approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of clinical trial sites, including through expansion of trials to additional sites. RMAT-designated products that receive Accelerated Approval may, as appropriate, fulfill their post-approval requirements through submission of clinical evidence, clinical trials, patient registries or other sources of real-world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of such therapy. Fast Track, Breakthrough Therapy Designation, Priority Review, Accelerated Approval and RMAT designation do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation (ODD) to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. ODD must be requested before submitting a BLA. After the FDA grants ODD, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. ODD does not convey any advantage in or shorten the duration of the regulatory review and approval process.
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
A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received the ODD. In addition, Orphan Drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
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
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post‑market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
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
Additionally, the intent standard under the Anti-Kickback Statute and the criminal healthcare fraud statutes under the federal Health Insurance Portability and Accountability Act of 1996 (as amended by the Health Information Technology for Economic and Clinical Health Act, HIPAA) was amended by the ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (FCA) (discussed below).
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
Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of commercial drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners) and teaching hospitals and certain ownership and investment interests held by these physicians and their immediate family members.
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
There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. Further, on August 16, 2022, the Inflation Reduction Act of 2022 (the IRA) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to additional challenges in the future. It is unclear how any such additional challenges and healthcare reform measures of the second Trump administration will impact the ACA and our business.
Other legislative changes have also been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect through 2032.
There has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least eleven years covered under Medicare (the Medicare Drug Price Negotiation Program) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations which take effect in January 2026. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act of 1980 (Bayh-Dole Act) was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights that for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
These health reform measures will result in additional downward pressure on coverage and the price that we receive for any approved product and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products (if approved). In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition and results of operations, particularly in light of the recent U.S. Presidential and Congressional elections.
Other Data Privacy and Security Laws
In the ordinary course of our business, we process or receive personal or sensitive data. We are, or may become, subject to numerous data privacy and security obligations, including federal, state, local and foreign laws, regulations, guidance and industry standards related to data privacy and security in the jurisdictions in which we are established or in which we sell or market any approved products or run clinical trials. Such obligations may include those from, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, CCPA), the EU’s General Data Protection Regulation 2016/679 (EU GDPR), the EU GDPR as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (UK GDPR) and the ePrivacy Directive. Several states within the United States have also enacted or proposed data privacy and security laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws, which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.
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
Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the European Economic Area, which is comprised of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein (collectively, the EEA) and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations include limiting personal data processing to only what is necessary for specified, explicit and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authorities and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.
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
Employees and Human Capital Management
Our Mission
We are a clinical cell therapy company entering pivotal trials and advancing a pipeline of proprietary next‑generation CAR T-cell product candidates for patients with cancer. We are pioneering novel approaches designed to generate T cells that drive long-lasting clinical response. We strive to create an environment where everyone can do their best work, be themselves and thrive personally and professionally. Our culture is grounded by innovative science and a focus on patients with cancer who need better therapies. Their need drives our sense of urgency to achieve our important mission.
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
•    Respect: We operate with positive intent and seek to understand and communicate directly, transparently and honestly.
•    Collaboration: We work together to create value, working across teams to solve our most challenging problems to continually improve and learn.
In 2024, with active participation from our employees, we created behavior expectations to describe how Lyellites demonstrate our values at work. Leaders and employees attended workshops where we defined behavior statements that have been embedded in our performance management and development programs. These behaviors exemplify our values as well as principles of patient-centricity, innovation and inclusion.
Our Employees
Our people drive our mission. We compete in the highly competitive biotechnology industry, and attracting, retaining and developing a diverse group of talented employees is crucial to our strategy and we believe is a competitive advantage. Our organization is designed to support research, product development and manufacturing efforts and is ready to scale to meet future plans for commercializing our product candidates, if approved. A strategic priority is attracting and retaining talent with the skills we need now and in the future. The labor market continues to reflect a limited pool of skilled individuals with substantial experience discovering, developing and manufacturing cell therapy medicines, and we expect this is likely to continue. We also operate in areas such as data capture and analytics. As a result, competition for talent is intense and the turnover rate can be high. We face substantial competition among numerous biopharmaceutical companies and academic institutions as well as technology companies for individuals with these skills. For these reasons, we continue to develop our culture through people systems that establish clear expectations, ensure employees have ongoing feedback and provide opportunities for skill and career development as well as competitive pay and benefits.
As of December 31, 2024, we had 300 employees, over 83% of whom were engaged in research and development activities, technical operations and process sciences. Our employees are highly skilled, and many hold advanced degrees.

Many of our employees have experience with the development of cell therapies. The majority of our employees are located in California and Washington, with all employees based in the United States. None of our employees are subject to a collective bargaining agreement nor represented by labor unions. We consider our relationship with our employees to be good.
Developing our employees is important, and we focus on providing learning opportunities for development and advancement. Training, coaching, routine feedback and a systematic approach to employee advancement are key components of our talent strategy. We hold talent discussions regularly, which include leaders identifying talent for promotion across all functions. Foundations of our talent management practice include career frameworks for progression and development, individual goal setting for all staff including one development goal to continue to improving skills and abilities in the current role and a compensation approach that recognizes differentiated performance and shares performance feedback regularly.
In 2024, we participated in the Great Place to Work survey for the first time and, based on employee responses to the survey, we received certification as a Great Place to Work. With 81% of employees participating in the survey, we received high ratings in multiple areas, with engagement, culture, inclusion and innovation being specific areas of strength. Employee feedback, through independent and anonymous surveys, provide us with the data on an ongoing basis that we need to ensure that our leadership, culture and people practices are supporting the talented workforce that we need to advance our mission.
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
Our Compensation and Benefits
Given the highly competitive nature of our industry and the importance of recruitment and retention to our success, we strive to provide our employees with what we believe is a competitive and comprehensive total rewards package of compensation, benefits and services. This package includes competitive market pay, healthcare benefits for employees and family members, a flexible spending account or health savings account, paid time off benefits, family leave, flexible work schedules, flexible work locations, 401(k) matching, an employee assistance program and a wellness program. In addition, we offer employees the benefit of equity ownership in the company through stock option grants and/or restricted stock units. Our employees are also eligible to participate in an employee stock purchase plan, which offers the opportunity to purchase our common stock at a discount of 15%.
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
In 2020, with the support and sponsorship of our executive leadership team, we established a Diversity, Belonging, Inclusion and Equity (DBIE) working group comprised of a diverse group of employees tasked with designing and implementing specific initiatives to promote greater diversity, belonging, inclusion and equity at Lyell. We continue to externally benchmark our efforts with respect to best practices across industries. The DBIE working group is guided by a collaboratively developed DBIE mission statement. The working group is comprised of volunteers across each of our work locations representing various levels in the organization. This team, sponsored by our Chief Executive Officer and Senior Vice President of Human Resources, creates an annual strategic and tactical plan to advance our focus on the importance of DBIE to our culture. Our DBIE team has continued to develop and implement an annual plan that includes many opportunities for learning and engagement open to all employees. In addition to the DBIE employee working group, our Human Resources practices emphasize diversity and inclusion as key indicators of success. Recruitment, progression and development processes emphasize the importance of fostering a workforce that is representative of our diverse patient population.
Employee feedback from our Great Place to Work survey rated the organization very high on four key questions on inclusion: (1) People here are treated fairly regardless of their sexual orientation; (2) People here are treated fairly regardless of their race; (3) People here are treated fairly regardless of their gender; and (4) People here are treated fairly regardless of their age. We continue to evolve our workplace practices to ensure that our culture embeds fair treatment for all and is seen as a place where individuals can be their authentic selves at work. We have plans to continue to build on our early years and continue to mature our DEI strategy and practices in the years ahead working from this strong foundation.
We believe in equitable pay and our compensation practices are reviewed regularly. We establish components and ranges of compensation based on market and benchmark data. Within this context, we strive to pay all employees equitably within a market-competitive range, taking into consideration factors such as role, market data for similar roles in related industry, internal equity, job location, relevant experience and individual performance. Ongoing pay progression is guided by our compensation philosophy; we recognize differentiation in rewards, where our highest performing employees receive the highest rewards. At the same time, we are committed to pay equity; we have a review process that is conducted on at least an annual basis. If we identify employees with unjustified pay gaps that do not align with our pay philosophy, we review and take appropriate action to ensure fidelity between our stated philosophy and actions.
Available Information
We were incorporated in June 2018 under the laws of the state of Delaware. Our website address is www.lyell.com. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. The Securities and Exchange Commission (SEC) maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q, Forms 8-K and amendments to those reports may also be obtained, free of charge, electronically on the investor relations page on our website located at ir.lyell.com as soon as reasonably practical after we file such material with, or furnish it to, the SEC.
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
Risks Related to Our Financial Condition, Limited Operating History and Need for Additional Capital
We are a clinical-stage biopharmaceutical company that has incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing net losses for the foreseeable future.
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove safe and effective, gain regulatory approval or become commercially viable. We are a clinical‑stage biopharmaceutical company that does not yet have any products approved by regulatory authorities for sale, and we have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. Since our inception, we have not generated any revenue from product sales and have incurred significant net losses. Substantially all of our net losses since inception have resulted from our research and development programs and general and administrative costs associated with our operations.
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
•commence and continue clinical trials, including pivotal trials, of our current and future product candidates;
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
•continue to develop, protect and defend our intellectual property portfolio; and
•incur additional legal, accounting or other expenses in operating our business, including the additional costs associated with operating as a public company and maintaining or regaining compliance with the applicable continued listing requirements of The Nasdaq Global Select Market.
We operate in a rapidly evolving field and have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
We operate in a rapidly evolving field and, having commenced operations in June 2018, have a limited operating history, which make it difficult to evaluate our business and prospects. Our primary activities to date have included clinical development of T‑cell therapies, conducting research and development, acquiring technology, entering into strategic collaboration and license agreements, enabling and executing manufacturing activities in support of our product candidate development efforts, executing clinical trials, organizing and staffing the company, business planning, establishing our intellectual property portfolio, regulatory submissions and other preparations to initiate and execute clinical trials, raising capital and providing general and administrative support for these activities. Any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market.
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
To date, we have not generated any revenues from product sales. Our ability to generate revenues from product sales and achieve profitability will depend on our ability to successfully develop and subsequently obtain regulatory approvals for and commercialize our product candidates. Our ability to generate revenues and achieve profitability also depends on a number of additional factors, including our ability to:
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
•maintain adequate supply of our product candidates, including any starting materials and reagents needed;
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
Our revenues for any product for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the availability of other competing approved or commonly used therapies in the indications for which we are approved, the accepted price for the product, the ability to get reimbursement at any price and whether we own the commercial rights for that territory. In addition, we anticipate incurring significant costs associated with commercializing any approved product. As a result, even if we generate revenue from product sales, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce our operations.
We will require substantial additional capital to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
We expect to expend substantial resources for the foreseeable future to advance and expand our research pipeline, conduct nonclinical studies and pursue clinical development and manufacturing of our product candidates. We also expect to continue to expend resources for the development of our technology platforms. These expenditures will include costs associated with research and development, acquiring or licensing new technologies, conducting nonclinical studies and clinical trials and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. We will also need to make significant expenditures to develop a commercial organization capable of sales, marketing and distribution for any products, if any, that we intend to sell ourselves in the markets in which we choose to commercialize. In addition, we may be required to make substantial payments related to our acquisition of ImmPACT, success payment agreements and other contingent consideration payments under our license and collaboration agreements. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the discovery, development and commercialization of our existing and potential product candidates, and other unanticipated costs may arise.
As of December 31, 2024, we had approximately $383.5 million in cash, cash equivalents and marketable securities. As a result of expense timing, as well as diligent expense management, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs into 2027. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital to complete clinical development of any of our current programs.
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
Our milestone, royalty and success payment obligations may result in dilution to our stockholders or may reduce the availability of our cash resources to satisfy the payment obligations, which could cause our operating results and financial condition to fluctuate significantly from quarter to quarter and year to year and may reduce the usefulness of our GAAP consolidated financial statements.
In connection with the Agreement and Plan of Merger, dated as of October 24, 2024, by and among Lyell, ImmPACT, Inspire Merger Sub Inc. and WT Representative LLC, solely in its capacity as the Representative (the Merger Agreement), we agreed to issue additional shares of our common stock upon the achievement of certain IMPT-314 clinical or regulatory milestones and to make certain cash royalty payments to the pre-closing stockholders of ImmPACT based on future annual net sales of IMPT-314 in the United States. In addition, as a result of the acquisition of ImmPACT, we have assumed ImmPACT’s rights and obligations under the UCLA License Agreement, pursuant to which we are obligated to pay a nominal, tiered annual license maintenance fee, one-time milestone payments for each commercialized licensed product and a tiered royalty on worldwide annual net sales of commercialized licensed products. For information related to our milestone and royalty obligations, see Note 3, Acquisition, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K.
Additionally, we agreed to make success payments payable in cash or publicly-tradeable shares of our common stock at our discretion pursuant to our success payment agreements with Fred Hutch and Stanford, pursuant to which we may be required to make success payments based on increases in the per share fair value of our common stock on each contractually prescribed measurement date. Our success payment obligations are recorded as liabilities on our audited consolidated balance sheets. Under U.S. generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end and changes in the estimated fair value are accreted to research and development expense over the service period of the collaboration agreement. Once the requisite service obligation to earn the potential success payment consideration is met under our continued collaboration agreements, the change in the success payment liabilities fair value is recognized in other income or expense, net. For example, in December 2022, Fred Hutch had provided the requisite service obligation to earn the potential success payment consideration under the continued collaboration; accordingly in 2023 and future periods, the change in the success payments liability fair value is recognized in other income or expense, net. Factors that may lead to increases or decreases in the estimated fair value of our success payment liabilities include, among others, changes in the value of the common stock, changes in volatility and changes in the risk-free rate. For information related to our success payment obligations, see Note 4, License, Collaboration and Success Payment Agreements, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K.
In order to satisfy our obligations to make these milestone and success payments, if and when they are triggered, we may issue equity or convertible debt securities, as applicable, that may cause dilution to our stockholders. We may also use our existing cash to satisfy the milestone, royalty or success payment obligations, if and as applicable, in the future, which may adversely affect our financial position. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year, which may reduce the usefulness of our GAAP consolidated financial statements. In addition, these success, milestone and royalty payments may impede our ability to raise money in future public offerings of debt or equity securities or to obtain a third-party line of credit.
We have long-lived assets, which are assessed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In addition, we may never realize the full value of our long‑lived assets, causing us to record material impairment charges.
Under GAAP, we assess our long-lived assets, including property and equipment and lease right-of-use assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. For example, as a result of the sustained decline in the trading price of our Common Stock and related market capitalization, our reprioritization of certain research and development programs and our associated reductions in workforce, we performed an impairment assessment of long-lived assets for the year ended December 31, 2024 that resulted in recognition of an impairment of long-lived assets. See Note 5, Impairment of Long-Lived Assets, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for additional information.
It is possible that changes in circumstances, many of which are outside of our control, or in the numerous variables associated with the assumptions and estimates used in assessing the appropriate valuation of our long-lived assets, could in the future result in an impairment to our long-lived assets, requiring us to record impairment charges, which would adversely affect our results of operations.

Risks Related to Our Business and Industry
If we are unable to successfully develop, manufacture and commercialize product candidates or experience significant delays in doing so, our business may be harmed.
We currently have only one product candidate, IMPT-314, in Phase 1/2 clinical development. We have not yet demonstrated our ability to successfully complete any clinical trials (including any pivotal clinical trials), obtain regulatory approvals, manufacture a commercial‑scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. For example, before prioritizing development of our IMPT‑314 product candidate, our strategy focused on the development of our LYL797, LYL845 and LYL119 clinical programs, which we discontinued following the acquisition of IMPT-314. We have invested substantial resources in developing our technology platforms and our product candidates, conducting nonclinical studies, commencing and conducting clinical trials and building our manufacturing facilities and capabilities, each of which will be required prior to any regulatory approval and commercialization. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful research and development and eventual commercialization of one or more product candidates in profitable indications and markets. The success of our efforts to identify, develop, manufacture and commercialize product candidates will depend on many factors, including the following:
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
•developments relating to our competitors and our industry, including any existing or future competing product candidates or therapies, and our ability to effectively compete with other marketed therapies;
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
We are seeking to identify and develop a pipeline of product candidates using our proprietary technology platforms. The scientific research that forms the basis of our efforts to develop product candidates with our technology platforms is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our technology platforms is both preliminary and limited. Additionally, although IMPT-314 is in Phase 1/2 clinical development, our current clinical data are limited, and nonclinical data from murine tumor models and in vitro experiments with tumor cell lines may not translate into humans or may not accurately predict the safety and efficacy of our product candidates in humans. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. Although ImmPACT had licensed the dual‑targeting CD19/CD20 CAR T‑cell product candidate (IMPT‑314) from UCLA, which had presented at a conference interim Phase 1 data in 13 patients with relapsed/refractory aggressive NHL treated in its clinical trial, our IMPT‑314 Phase 1/2 clinical trials may not generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of our product candidate.
Given the novelty of our technology platforms, we intend to work closely with the FDA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates; however, the regulatory pathway with the FDA and comparable foreign regulatory authorities may be more complex and time-consuming relative to other more well-known therapeutics. Even if we obtain human data to support our product candidates, the FDA or comparable foreign regulatory authorities may lack sufficient experience in evaluating the safety and efficacy of our product candidates developed using our technology platforms, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates. The validation process takes time and resources, may require independent third-party analyses and may not be accepted or approved by the FDA and comparable foreign regulatory authorities. There can be no assurance as to the length of clinical development, the number of patients that the FDA or comparable foreign regulatory authorities may require to be enrolled in clinical trials to establish the safety, purity and potency of our product candidates or the acceptability to the FDA or comparable foreign regulatory authorities of data generated in these clinical trials to support marketing approvals. We cannot be certain that our approach will lead to the development of approvable or marketable products, alone or in combination with other therapies.
We are highly dependent on our key personnel and, if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, manufacturing, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees, including our highly skilled and trained personnel at our manufacturing facilities, and other scientific and medical advisors and our inability to find suitable replacements could result in delays in product development and harm our business. We conduct substantially all of our operations at our facilities in the San Francisco, Seattle, Bothell and Los Angeles metropolitan areas. These regions are headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in these markets is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.
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
Despite our efforts to retain valuable employees, we may nevertheless experience attrition from members of our management, scientific and development teams. For example, there have been departures of executive officers in the past. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.
Additionally, we implemented reductions in workforce in the fourth quarters of 2023 and 2024 and the first quarter of 2025, respectively. These reductions in workforce may yield unintended consequences and costs, such as difficulty retaining and motivating remaining employees, increased difficulty in our day-to-day operations and loss of institutional knowledge and expertise and difficulty in attracting and hiring qualified employees in the future. We may also be subject to reputational risks and litigation risks and expenses and may not realize the savings or operational efficiencies anticipated, which could result in total costs and expenses that are greater than expected.
If we cannot maintain our company culture as we grow, our success and our business may be harmed.
We believe our culture has been a key contributor to our successes to date. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our objectives. Prior reductions in workforce may adversely impact our culture. Alternatively, as the organization again starts to grow, such as would be expected to support commercialization, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our culture. If we fail to maintain our company culture, our business may be adversely affected.
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
We currently have no marketing, sales and distribution capabilities. To support commercial marketing and distribution of any of our product candidates that complete clinical development and are approved, we would either establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in a legally compliant manner or outsource this function to a third party. There are risks involved if we decide to establish our own sales and marketing capabilities or enter into arrangements with third parties to perform these services. To the extent that we enter into collaboration agreements with respect to marketing, sales or distribution, our product revenue may be lower than if we directly marketed or sold any approved products. Such collaborative arrangements with partners may place the commercialization of our products outside of our control and would make us subject to a number of risks, including that we may not be able to control the amount, quality or timing of resources that our collaborative partner devotes to our products or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy.
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
Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, later in March 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. In addition, on May 1, 2023, the FDIC seized First Republic Bank and sold its assets to JPMorgan Chase & Co. While the U.S. Department of Treasury, FDIC and Federal Reserve Board have implemented a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program, and there is no guarantee that such programs will be sufficient. Additionally, it is uncertain whether the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
While we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations as a result of the matters relating to SVB, Signature Bank, Silvergate Capital Corp and First Republic Bank, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners or industry as a whole may be adversely impacted in ways that we cannot predict at this time.
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
We have built our own manufacturing facility in Bothell, Washington. The facility is designed to support the production of nonclinical and clinical development product candidates and early commercialization of products, and ongoing facility and equipment qualification to support clinical production is required. If we are not able to further qualify our existing facility or the appropriate regulatory approvals for the facility are delayed, or if we are unable to otherwise expand our manufacturing capacity, we may be unable to manufacture sufficient quantities of our product candidates, if at all, which would limit our development activities and our opportunities for growth. As part of the acquisition of ImmPACT, we own and operate a manufacturing facility in Los Angeles, California. If we fail to adequately technology transfer IMPT-314 to LyFE or fail to qualify LyFE for additional production, our business and financial condition may be significantly harmed, and we may incur significant additional costs and delays related to the development of IMPT-314.
In addition, our manufacturing facilities will be subject to ongoing, periodic inspection by the FDA, competent authorities of EU Member States and other comparable regulatory authorities to ensure compliance with cGMPs and cGTPs. Our failure to follow and document our adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or, in the future, commercial use. This may result in the modification or termination of or a hold on a clinical trial or may delay or prevent filing or approval of commercial marketing applications for our product candidates. We also may encounter problems with the following:
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
Developing advanced manufacturing techniques and process controls is required to fully utilize our facilities. Without further investment, advances in manufacturing techniques may render our facilities and equipment inadequate or obsolete. We may also require further investment to build additional manufacturing facilities or expand the capacity of our existing ones.
The manufacturing of cellular therapies is very complex. We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs, delay our programs or limit supply of our product candidates.
Developing commercially viable manufacturing processes for cellular therapies is a difficult and uncertain task and requires significant expertise and capital investment. We are developing and implementing manufacturing processes for our product candidates. In particular, for autologous cell therapies, the starting material is the patient’s own cells, which inherently adds complexity and variability to the manufacturing process. In addition, our ability to consistently and reliably manufacture our cell therapy product candidates is essential to our success, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, stability issues, consistency and timely availability of reagents or raw materials. Furthermore, our manufacturing processes may have significant dependencies on third parties, which will pose additional risks to our manufacturing capabilities. Additionally, we do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing and processing of our product candidates, and the actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of our product candidates. As a result, we may never be able to develop a commercially viable product.
In addition to the factors mentioned above, the overall process of manufacturing cellular therapies is extremely susceptible to product loss due to low cell viability, contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, impact to key product quality attributes and other supply disruptions. Product defects can also occur unexpectedly. These deviations and disruptions could delay our programs. If we are not able to capably manage this complexity and variability, our ability to timely and successfully provide our product candidates to patients could be delayed. In addition, the complexities of utilizing a patient’s own cells as the starting material requires that we have suitable cells capable of yielding a viable cell therapy product, which may not be possible for severely immune-compromised or heavily pre-treated patients.
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
Furthermore, the manufacturing facilities in which our product candidates will be made could be adversely affected by earthquakes or fires and other natural disasters, equipment failures, labor shortages, power failures, health epidemics and numerous other factors. If any of these events were to occur and impact our manufacturing facilities, our business would be materially and adversely affected.
If our clinical manufacturing facility in Bothell, Washington, or recently acquired manufacturing facility in Los Angeles, California, or any of our potential contract manufacturing organizations is damaged or destroyed or production at these facilities is otherwise interrupted, our business would be negatively affected.
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
Currently, we maintain insurance coverage against damage to our properties and to cover business interruption and research and development restoration expenses. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. We may be unable to meet our requirements for our product candidates if there were a catastrophic event or failure of our current manufacturing facilities or processes.
We may rely on third parties to manufacture our product candidates, which subjects us to risks and could delay or prevent our development and/or commercialization, if approved, of our product candidates.
We may rely on third parties to manufacture our current or future product candidates. We may be unable to identify manufacturers for our product candidates or the materials required to develop the cellular therapy on acceptable terms or at all because the number of potential manufacturers is limited. We are currently evaluating third‑party manufacturing options as part of an overall CAR T-cell manufacturing strategy to build scale and reduce cost. Utilizing a third-party cGMP manufacturer will require the transfer and testing of manufacturing and analytical methods to demonstrate substantially equivalent processes and performance for regulatory filings and interactions as required. Such potential third-party manufacturers may be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.
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
Risks Related to Our Dependence on Third Parties
We rely on third parties to assist in conducting and monitoring our clinical trials and for some of our research and non‑clinical studies for our product candidates, and, if those third parties do not successfully carry out their contractual duties, comply with regulatory requirements or otherwise perform satisfactorily, we may not be able to obtain regulatory approval or commercialize product candidates, or such approval or commercialization may be delayed, and our business may be substantially harmed.
We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to help conduct GCP-compliant clinical trials on our product candidates properly and on time. For example, we are relying on CROs to conduct significant parts of our IMPT-314 Phase 1/2 clinical trials. Negotiating budgets and contracts with CROs and study sites may result in delays to our development timelines and increased costs. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
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
The clinical trial investigators and study teams and outside scientists who conduct the research and development upon which portions of our product candidate regulatory submissions depend are not our employees; rather, they serve as either independent contractors or the primary investigators under research collaboration agreements that we have with their sponsoring academic or research institutions. Such investigators, study staff, scientists and collaborators may have other commitments that would limit their availability to us. Although our scientific advisors generally agree not to do competing work, if an actual or potential conflict of interest between their work for us and their work for another entity arises, we may lose their services. These factors could adversely affect the timing of the clinical trials, the timing of receipt and reporting of clinical data, the timing of our U.S. regulatory submissions and comparable foreign applications and our ability to conduct our current and planned clinical trials. It is also possible that some of our valuable proprietary knowledge may become publicly known through these clinical investigators and study staff or scientific advisors if they breach their confidentiality agreements with us, which would cause competitive harm to, and have an adverse effect on, our business.
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
We may not be able to successfully integrate ImmPACT into our business, including manufacturing of IMPT-314 at LyFE, or to realize the anticipated benefits of the acquisition.
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
•additional costs or unexpected problems with manufacturing IMPT-314 at LyFE, executing clinical trials, loss of key personnel or with the licensed technology; and/or
•potential unknown liabilities associated with the ImmPACT acquisition.
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
Our clinical trials compete with other clinical trials that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of patients available to us, as some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. There are also currently a number of companies with approved CAR T‑cell therapies in our therapeutic areas, which could further limit the number of potential patients available to us. We may also encounter additional challenges and slower than anticipated enrollment in our clinical trials if more of our competitors obtain FDA approval before us in the same therapeutic areas as our product candidates.
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
We face substantial competition in rapidly changing industries, which may result in others discovering, developing or commercializing products before or more successfully than we do.
The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. Our success is substantially dependent on our ability to discover, develop and obtain marketing approval for new and innovative products on a cost-effective basis and to market them successfully. We face and will continue to face competition from numerous pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions, many of whom have market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours. These organizations may conduct similar research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing of products that compete with our product candidates. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources, including intellectual property that may be necessary or useful for the development and commercialization of our product candidates, being concentrated in our competitors and becoming unavailable to us on commercially reasonable terms or at all. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.

There are currently a number of companies using autologous and allogeneic CAR T-cell therapy, as well as bi- and tri-specific T-cell engager approaches to treat hematologic malignancies and solid tumors. Some of the approved or commonly used drugs and therapies for our current or future target diseases, including large B-cell lymphoma, are established and are widely accepted by physicians, patients and third party payors, and insurers and other third party payors may encourage the use of these products. Our product and our product candidates, if approved, may be priced at a significant premium over competitive products. Absent differentiated and compelling clinical evidence, pricing premiums may impede the adoption of our products over currently approved or commonly used therapies, which may adversely impact our business. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will become as our product candidates continue in clinical development.
Our ability to enroll clinical trials and/or our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop. Additionally, our commercial opportunities will be reduced or eliminated if novel upstream products or changes in treatment protocols reduce the overall incidence or prevalence of our current or future target diseases. Competition could result in reduced sales and pricing pressure on our product candidates, if approved by applicable regulatory authorities. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair any ability to commercialize our product candidates. In addition, our potential future collaborators may decide to market and sell products that compete with the product candidates that we have agreed to license to them, which could have a material adverse effect on our future business, financial condition and results of operations.

Risks Related to Regulation and Legal Compliance
We are in the first phase of clinical development of our product candidates, and our future success is dependent on the successful development and regulatory approval of our product candidates and any product candidates we acquire.
We currently have no products approved for commercial sale, and we are in the first phase of clinical development of our product candidates, with IMPT-314 currently in Phase 1/2 clinical development. The future success of our business is substantially dependent on our ability to obtain regulatory approval for our product candidates, and any product candidates we acquire, for the indications we seek, and, if approved, to successfully commercialize one or more product candidates in a timely manner. Each of our programs and product candidates will require clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.
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
Our cellular therapy product candidates represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development or delays in our inability to achieve regulatory approval, commercialization or payor coverage of our product candidates.
Our future success is dependent on the successful development of our cellular therapies in general and our development of product candidates, in particular. Because some of these programs represent a new approach to the treatment of cancer, developing and, if approved, commercializing our product candidates subject us to a number of challenges. Moreover, we cannot be sure that the manufacturing processes used in connection with our cell therapy product candidates will yield a sufficient supply of satisfactory products that are safe, pure and potent, scalable or profitable.
In addition to oversight by the FDA and by IRBs under guidelines promulgated by the NIH, clinical trials such as those that evaluate T cells expressing a synthetic CAR are also subject to review and oversight by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether trials of cell therapies that involve genetic engineering may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.
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
Success in research, nonclinical studies and early clinical trials does not ensure that later clinical trials will generate similar results and otherwise provide adequate data to demonstrate the efficacy and safety of an investigational product. Clinical trials may show that one or more of our product candidates are not safe or effective, in which event we may need to abandon development of such product candidates. In fact, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in early- and late-stage clinical trials, even after seeing promising results in earlier nonclinical studies or clinical trials. Thus, even if the results from our initial research, nonclinical activities or early clinical results appear positive, we do not know whether the current Phase 1/2 clinical trial for IMPT‑314 or subsequent clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any product candidates. Although ImmPACT had licensed the dual‑targeting CD19/CD20 CAR T‑cell product candidate (IMPT‑314) from UCLA, which had presented at a conference interim Phase 1 data in 13 patients with relapsed/refractory aggressive non‑Hodgkin lymphoma treated in its single-center clinical trial, such results may not be predictive of future results in our IMPT‑314 Phase 1/2 multi-center clinical trials in patients with aggressive large B-cell lymphoma.
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
We are in the first phase of clinical development of our product candidates, with IMPT-314 in Phase 1/2 clinical development. The risk of failure of our product candidates, or any product candidates we acquire, is high. The clinical trials and manufacturing of our product candidates, or any product candidates we acquire, are, and the manufacturing and marketing of such product candidates, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
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
To date, we have not fully enrolled or completed any clinical trials required for the approval of our product candidates. We may experience delays in initiating, enrolling or conducting our current and planned clinical trials, and we do not know whether clinical trials will begin or enroll patients on time, will need to be redesigned, will achieve expected enrollment rates or will be completed on schedule, if at all. Our inability to successfully manufacture cell product candidates for enrolled patients or to obtain sufficient amounts of specific reagents and raw materials to manufacture product candidates in a timely manner or at all could delay or preclude our ability to execute and complete the clinical trials. There can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical trials of any of our product candidates on clinical hold in the future. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including in connection with:
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
•change in our strategy, such as our recent prioritization of the IMPT‑314 product candidate and discontinuation of our LYL797, LYL845 and LYL119 programs;
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
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in our clinical trials, we may not continue the development of nor receive approval to market any product candidates, which could prevent us from ever generating product revenues or achieving profitability. For example, previous clinical trials utilizing CAR T cells to treat hematologic tumors have shown an increased risk of CRS and immune effector cell-associated neurotoxicity syndrome, and approved CAR T products carry a boxed warning concerning the risk of developing secondary T‑cell malignancies. A prior Phase 1 clinical trial of LYL797, a ROR1-targeted CAR T‑cell product candidate was discontinued due to a narrow therapeutic window and safety reports of pneumonitis. Adverse events may also be associated with the lymphodepletion utilized with cellular therapies. If additional adverse events or other side effects are observed in any of our clinical trials that are atypical of, or more severe than, the known side effects of similar cell therapies, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials or we may be required to abandon those trials or our development efforts of one or more product candidates altogether. If such effects are more severe, less reversible than we expect or not reversible at all, we may decide or be required to perform additional studies or to halt or delay further clinical development of any of our product candidates, which could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities.

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
•regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a REMS plan or risk management plan to ensure that the benefits of the product outweigh its risks;
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
From time to time, we may also disclose preliminary or interim data from our nonclinical studies and from our or related third party clinical trials. Preliminary or interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, although ImmPACT had licensed the dual‑targeting CD19/CD20 CAR T‑cell product candidate (IMPT‑314) from UCLA, our IMPT‑314 Phase 1/2 clinical trials may not generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of our product candidate. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Additionally, disclosure of preliminary or interim data by us or by our competitors could result in volatility in the price of our common stock.
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
We could also encounter delays if physicians experience unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles, including treatments offered by our competitors that have obtained, or may obtain in the future, FDA approval before us in the same therapeutic areas as our product candidates. Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or a regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of the marketing application we submit. Any such delay or rejection could prevent or delay us from commercializing our current or future product candidates.
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
Moreover, the policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Further, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad.
If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and management resources, we have chosen to prioritize our pipeline to focus on our most differentiated product candidates. As such, we are currently primarily focused on the clinical development of our recently acquired product candidate IMPT-314 and pre-clinical research into novel CAR T-cell product candidates with new targets that are fully-armed with multiple technologies, each designed to address different barriers to effective cell therapies, including T-cell exhaustion, lack of durable stemness, as well as immune suppression within the hostile tumor microenvironment. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially‑viable products. For example, before prioritizing development of our IMPT-314 product candidate, our strategy focused primarily on the development of LYL797, LYL845 and LYL119, which we discontinued following the acquisition of IMPT-314. Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
Additionally, in connection with our discontinuation of LYL797, LYL845 and LYL119, we may incur additional costs associated with termination of agreements associated with these programs, including winding down our agreements with third-party providers and CROs conducting our clinical trials. Termination of these agreements may result in disputes with these service providers that may result in additional costs and liabilities and divert management’s attention and resources, which could harm our business, reputation, overall financial condition and operating results.
IMPT-314 has received Fast Track designation from the FDA, but receipt of such designation or any other designation, such as Regenerative Medicine Advanced Therapy designation, may not actually lead to a faster development, regulatory review or approval process, and does not assure ultimate FDA approval.
The FDA has granted Fast Track designation to investigate IMPT-314 for the treatment of relapsed/refractory aggressive B‑cell lymphoma in the 3rd line and later settings, and we may seek additional Fast Track designations for our product candidates or for IMPT-314 in other indications or seek other designations, such as Regenerative Medicine Advanced Therapy (RMAT) designation, for our product candidates.
The FDA has broad discretion whether or not to grant such special designations, so even if we believe a particular product candidate is eligible or meets the criteria for a particular special designation, we cannot assure you that the FDA would decide to grant it. Even though we have received Fast Track designation to develop IMPT-314 for the treatment of relapsed/refractory aggressive B‑cell lymphoma in the 3rd line and later settings, and even if we receive Fast Track or RMAT designation for other product candidates or indications, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and such designation does not assure ultimate approval by the FDA. In addition, the FDA may withdraw Fast Track or RMAT designations if it believes that the designation is no longer supported by data from our clinical development program. Many product candidates that have received special FDA designations have ultimately failed to obtain approval.
We may be subject to applicable fraud and abuse, including anti-kickback and false claims, transparency, health information privacy and security and other healthcare laws. Failure to comply with such laws, may result in substantial penalties.
We may be subject to broadly applicable healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research, market, sell and distribute any product candidates for which we obtain marketing approval. The healthcare laws that may affect us include: the federal fraud and abuse laws, including the federal anti-kickback, and false claims and civil monetary penalties laws; federal data privacy and security laws, including HIPAA; and federal transparency laws related to ownership and investment interests and payments and/or other transfers of value made to or held by physicians (including doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. In addition, many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. Moreover, several states require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Additionally, some state and local laws require the registration of biopharmaceutical sales representatives in the jurisdiction. Similar requirements are applicable in foreign countries. Outside the United States, interactions between pharmaceutical companies and healthcare professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct.
Ensuring that our operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock options for consulting services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, disgorgement, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid or comparable foreign programs, additional reporting requirements and/or oversight if a corporate integrity agreement or similar agreement is executed to resolve allegations of non-compliance with these laws and the curtailment or restructuring of operations. In addition, violations may also result in reputational harm, diminished profits and lower future earnings. For additional detail on healthcare laws that may affect our business, see the section entitled “Other Healthcare Laws” in Part I, Item 1 of this Annual Report on Form 10-K.

Changes in healthcare policies, laws and regulations may impact our ability to obtain approval for, or commercialize our product candidates, if approved.
In the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality and expand access to care. In the United States, there have been and continue to be a number of healthcare-related legislative initiatives, as well as executive, judicial and Congressional challenges and amendments to existing healthcare laws that have significantly affected, and could continue to significantly affect, the healthcare industry. For example, there have been efforts to repeal, substantially modify or invalidate some or all of the provisions of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), some of which have been successful. Further, the Inflation Reduction Act of 2022 (the IRA), signed into law on August 16, 2022, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program.
In addition, there continues to be heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, the IRA, among other things: (i) directs HHS to negotiate the price of certain high-expenditure, single source biologics that have been on the market for at least eleven years covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law (the Medicare Drug Price Negotiation Program), and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act of 1980 (Bayh-Dole Act) was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights that for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. For additional detail on healthcare reform that may affect our business, see the section entitled “Healthcare Reform” in Part I, Item 1 of this Annual Report on Form 10-K.
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
Similarly, a significant trend in the healthcare industry is cost containment. Governmental authorities have announced initiatives to control the cost of prescription drugs through the use of march-in rights under the Bayh-Dole Act, and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. For additional detail on healthcare reform that may affect our cost containment, see the section entitled “Healthcare Reform” in Part I, Item 1 of this Annual Report on Form 10-K. As such, cost containment reform efforts may result in an adverse effect on our operations. Obtaining coverage and adequate reimbursement for our product candidates may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Similarly, because our product candidates will be physician-administered, separate reimbursement for the product itself may or may not be available. Instead, the administering physician may or may not be reimbursed for providing the treatment or procedure in which our product is used.
Disruptions at the FDA and other government agencies caused by funding shortages, policy changes, workforce reductions or other reasons could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including, as applicable, government budget and funding levels, statutory, regulatory and policy changes, workforce reductions, the authority’s ability to hire, train and retain key personnel and accept the payment of user fees and other events that may otherwise affect the authority’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the FDA and other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies and authorities, such as the recent large-scale government workforce reductions, may also slow the time necessary for new biologics or modifications to be cleared or approved biologics to be reviewed and/or approved, which would adversely affect our business. Additionally, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough FDA employees and stop critical activities.
If a prolonged government shutdown occurs, or if the FDA or other regulatory authorities are prevented from conducting their regular inspections, reviews or other regulatory activities for any reason, including due to workforce reductions, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
We are subject to U.S. and certain foreign anti-corruption laws and regulations, export and import controls, sanctions and embargoes. We could face liability and other serious consequences for violations which can harm our business.
We are subject to anti-corruption laws and regulations, including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act and other state and national anti-bribery laws in the countries in which we may conduct activities in the future. Anti-corruption laws are interpreted broadly and generally prohibit companies and their employees, agents, contractors and other third-party collaborators from offering, promising, giving or authorizing others to give anything of value, either directly or indirectly through third parties, to any person in the public or private sector to obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We may engage third parties to develop or commercialize our product candidates or to obtain necessary permits, licenses, patent registrations and other regulatory approvals outside the United States. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
We are also subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments and persons targeted by U.S. sanctions.
There is no certainty that all of our employees, agents, partners, vendors, contractors or collaborators, or those of our affiliates, will comply with all applicable anti-corruption, export and import control, and sanctions laws and regulations. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to develop or commercialize our product candidates in one or more countries as well as difficulties in manufacturing or continuing to develop our product candidates, and could materially damage our reputation, any international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.
We, and our partners and vendors, are subject to stringent and evolving United States and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class action claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse business consequences.
We, and our partners and vendors, including CROs, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process) personal de-identified data and other sensitive information (collectively, sensitive data) in connection with the operations of our business, such as storage or otherwise processing sensitive data to support the conduct of our clinical trials. These processing activities subject us, and our partners and vendors, to various federal, state, local and foreign data privacy and security laws, regulations, guidance and industry standards and are or may become subject to external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security. If we fail to comply with applicable requirements for processing sensitive data, including in connection with the development of our product candidates or otherwise, or if a partner or vendor fails to comply with the same or misuses sensitive data we provide to it, we may be subject to litigation, regulatory investigations, enforcement actions, fines and criminal or civil penalties, mass arbitration demands, additional reporting requirements and/or oversight, bans on processing personal data and orders to destroy or not use personal data, as well as negative publicity, reputational harm and other adverse business consequences.
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
Numerous U.S. states have enacted comprehensive data privacy and security laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include the right to access, correct or delete certain personal data and to opt‑out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to advance our product candidates effectively. Certain states also impose more stringent requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability.
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
Outside the United States, an increasing number of laws, regulations and industry standards may govern data privacy and security. For example, the EU GDPR and the UK GDPR impose strict requirements for processing personal data.
Any clinical trial programs, including related regulatory filings, and research collaborations that we engage in outside the United States in the future may implicate international laws and regulations concerning data privacy and security, including those governing various aspects of clinical research in the EU and the UK.
In addition to data privacy and security laws, we are or may become contractually subject to industry standards adopted by industry groups. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Our employees and personnel use generative artificial intelligence (AI) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various data privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
Data privacy and security laws are quickly evolving, becoming increasingly stringent, and creating uncertainty. Additionally, these laws may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. We expect that we will need to expend significant capital and other resources to ensure ongoing compliance with applicable data privacy and security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations related to data privacy and security, even if we are not found liable, could be expensive and time‑consuming to defend and could result in negative publicity that could harm our business. Moreover, even if we take all necessary action to comply with legal and regulatory requirements, we or our partners or vendors could fail or be perceived to have failed to comply with such obligations, which could subject us to fines and penalties, as well as litigation and reputational damage. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class action claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to delays in the development of our product candidates due to inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity or substantial changes to our planned candidate pipeline development and business operations. If we fail to keep apprised of and comply with applicable foreign, federal, state or local regulatory requirements and changes thereto, we could be subject to a range of regulatory actions that could affect our or any vendors’ or partners’ ability to seek to commercialize our product candidates. Any threatened or actual government enforcement action, or litigation when private rights of action are available, could also generate negative publicity, damage our reputation, result in liabilities, fines and adverse business consequences and require that we devote substantial resources that could otherwise be used in support of other aspects of our business.
International expansion of our business would expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
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
•failure by us or our distributors to obtain regulatory approvals for the sale or use of IMPT-314 or any other product candidates we may develop or acquire in various countries;
•difficulties in managing foreign operations;
•complexities associated with managing government payor systems, multiple payor-reimbursement regimes or self‑pay systems;
•logistics and regulations associated with shipping blood samples, including infrastructure conditions and transportation delays;

•limits on our ability to penetrate international markets if our current products or any other product candidates we may develop or acquire cannot be processed by an appropriately qualified local laboratory;
•financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
•reduced protection for intellectual property rights, or lack of them in certain jurisdictions, forcing more reliance on our trade secrets, if available;
•natural disasters, political and economic instability, including wars, invasions, other military actions, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•failure to comply with the FCPA, including its books and records provisions and its anti‑bribery provisions, by maintaining accurate information and control over sales activities and distributors’ activities.
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
The lifespans of our patents may not be sufficient to effectively protect our products and business.
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
We hold rights under license agreements with our partners and other third parties. Our discovery and development technology platforms are built, in part, around intellectual property rights in-licensed from these licensors. Under our existing license agreements, such as the UCLA License Agreement related to our CD19/CD20 program that we assumed in connection with our acquisition of ImmPACT, we are subject to various obligations, which may include diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales. If there is any conflict, dispute, disagreement or issue of nonperformance between us and our counterparties regarding our rights or obligations under these license agreements, including any conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations, we may be liable to pay damages and our counterparties may have a right to terminate the affected license. The termination of any license agreement with one of our licensors could adversely affect our ability to utilize the intellectual property that is subject to that license agreement in our discovery and development efforts, our ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected product candidates and our ability to commercialize the affected product candidates. Furthermore, disagreements under any of these license agreements may arise, including those related to:
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
We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.
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
The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies that may be more established or have greater resources than we do may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.
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
As of December 31, 2024, we are a non-accelerated filer. For so long as we remain a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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
The market price of our common stock has been, and may continue to be, volatile and may fluctuate substantially as a result of a variety of factors, many of which are beyond our control. We recently received a letter from The Nasdaq Stock Market advising us of our non‑compliance with the minimum share price required for continued listing on Nasdaq, and that we could be subject to delisting if our common stock does not regain compliance. Some of the factors that may cause the market price of our common stock to fluctuate are listed below and other factors described in this “Risk Factors” section:
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
We may be unable to comply with the applicable continued listing requirements of The Nasdaq Global Select Market.
Our common stock is currently listed on The Nasdaq Global Select Market (Nasdaq). In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our common stock of $1.00 per share. In January 2025, we received a letter from The Nasdaq Stock Market advising us that for 33 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum price required for continued listing on Nasdaq, and therefore we could become subject to delisting if our common stock does not meet the $1.00 minimum bid price for 10 consecutive trading days within the 180-day period following the date of the letter. We intend to actively monitor the closing bid price of our common stock and will evaluate potential actions to regain compliance with the continued listing requirements of Nasdaq, including by effecting a reverse stock split, if necessary. There can be no assurance that we will be able to regain compliance with the $1.00 minimum bid price requirement or comply with Nasdaq’s other continued listing standards.
If we are ultimately not able to maintain or timely regain compliance with Nasdaq’s continued listing requirements, our common stock will be subject to delisting. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. A delisting could also adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, materially adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, partners and employees and fewer business development opportunities.
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
At any time, sales of a substantial number of shares of our common stock in the public market could occur, or there could be a perception in the market that the holders of a large number of shares of common stock intend to sell shares, and any such event could reduce the market price of our common stock. As of December 31, 2024, we have approximately 294,876,000 shares of common stock outstanding. Substantially all of the shares of our common stock outstanding and shares issued upon the exercise of stock options outstanding under our equity incentive plans, subject to applicable securities law restrictions, may be able to be sold in the public market.
Moreover, certain holders of shares of our common stock have rights, subject to conditions, to require us to file registration statements with the SEC covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, in connection with the acquisition of ImmPACT, we issued 37.5 million shares of our common stock at closing and have agreed to issue 12.5 million additional shares of our common stock upon the achievement of certain clinical or regulatory milestones to certain pre‑closing stockholders of ImmPACT. Holders of such shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares for public sale within certain timeframes following the closing of the acquisition and the achievement of milestones, as applicable. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
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
Changes in tax laws or regulations, including those that are applied adversely to us or our customers, may have a material adverse effect on our business, cash flow, financial condition, results of operations, effective tax rate or compliance costs.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (including in connection with reforms under consideration or being implemented at an international level by the Organisation for Economic Co-Operation and Development (the OECD)), which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, and tax authorities may disagree with tax positions that we have taken, which could, in each case, result in increased tax liabilities. For example, the Tax Cuts and Jobs Act of 2017 (the Tax Act), the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) and the IRA made many significant changes to the U.S. tax laws. For example, the Tax Act made broad and complex changes to the U.S. tax code, including, among other things, reducing the federal corporate tax rate. Additionally, beginning in 2022, the Tax Act required the capitalization of research and experimentation expenses (R&E expenses) with amortization periods over five and fifteen years pursuant to Section 174 of the U.S. Internal Revenue Code of 1986, as amended (the Code). If the requirement to capitalize Section 174 expenditures is not modified, it may impact our effective tax rate and our cash tax liability in future years. There have been legislative proposals to repeal or defer the Section 174 R&E expense capitalization rules, including legislation previously passed by the U.S. House of Representatives that would restore the deductibility of U.S. based R&E expenses but not non-U.S. R&E expenses, but there can be no assurance that any such legislation will ultimately be enacted. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to any such tax legislation may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws (whether at the initiative of the U.S. government or international bodies such as the OECD), could have a material adverse effect on our business, cash flow, financial condition, results of operations, effective tax rate or compliance costs.
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
If our information technology systems or those of third parties with whom we work, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse consequences.
We and the third parties with whom we work face a variety of evolving threats that could cause security incidents, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence, natural disasters, fire, terrorism, war, telecommunication and electrical failures and other similar threats. Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity and availability of our sensitive data and information technology systems, including those of ImmPACT we are in the process of integrating, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to advance our programs, loss of sensitive data, reputational harm and diversion of funds. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed and our business could be otherwise adversely affected. Furthermore, we may not be successful in our integration of ImmPACT’s information technology systems with ours, and any disruptions to our operations or other similar challenges may increase our vulnerability to cybersecurity threats.
Our reliance on third parties could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems and to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, clinical research and development and other functions. We also rely on third-party service providers to provide other products, services or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience material adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
While we have implemented security measures designed to protect against security incidents, we cannot assure you that our data protection efforts and our investment in information technology will detect all vulnerabilities on a timely basis, prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, we have been the target of unsuccessful phishing attempts in the past and expect such attempts will continue in the future. If any of the events referenced were to occur and cause interruptions in our operations, it could result in a material disruption of our programs, and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal data), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use or disclosure of personal data, including personal data regarding our clinical trial patients or employees, could harm our reputation directly, compel us to comply with potentially costly federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, including expending significant resources or modifying our business practices such as our clinical trial activities, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems. However, we may not detect and remediate all such vulnerabilities, including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident, and we may need to expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against any security incidents.
Additionally, certain data privacy and security obligations require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data or to notify relevant stakeholders, including affected individuals, regulators and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

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
For additional information about the risks from cybersecurity threats that may materially affect us and how they may do so, see the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, including “If our information technology systems or those third parties with whom we work, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse consequences.”
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
In connection with our acquisition of ImmPACT, we acquired a lease for office and laboratory space in Los Angeles, California. We lease approximately 26,000 square feet of manufacturing, office and laboratory space in Los Angeles, California, pursuant to a lease agreement that we acquired in October 2024 and expires in January 2028.
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
Holders
On March 6, 2025, there were 73 holders of record of our common stock. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
Dividends
Since inception, we have not paid dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and currently do not plan to pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.
Stock Performance Graph
The following stock performance graph compares the value of an investment in (i) our common stock, (ii) Nasdaq Composite Index and (iii) Nasdaq Biotechnology Index for the period from June 17, 2021 (the date our common stock commenced trading on The Nasdaq Global Select Market) through December 31, 2024. The figures represented below assume an investment of $100 in our common stock at the closing price on June 17, 2021 and in the Nasdaq Composite Index and Nasdaq Biotechnology Index on June 17, 2021 and the reinvestment of any dividends into shares of common stock. However, no dividends have been declared on our common stock to date. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 43 MONTH CUMULATIVE TOTAL RETURN*

Among Lyell Immunopharma, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
6/17/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
Lyell Immunopharma, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on June 17, 2021 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31, 2024.

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
This section under Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Overview
We are a clinical-stage cell therapy company expecting to enter pivotal trials in 2025 and advancing a pipeline of proprietary next-generation autologous CAR T-cell product candidates for patients with hematologic malignancies and solid tumors. We are pioneering novel approaches designed to generate T cells that drive long-lasting clinical responses. The patient’s own living cells are the starting point for our investigational CAR T-cell therapies, and we enhance them with our innovative CAR constructs, technology and manufacturing protocols.
In hematologic malignancies, we are focused on advancing to pivotal trials a product candidate designed to deliver improved outcomes over first-generation CD19 CAR T-cell therapies for patients with aggressive large B-cell lymphoma. Our lead program, IMPT-314, is a dual-targeting CD19/CD20 CAR T-cell product candidate designed to increase complete response rates and prolong the duration of response as compared to the approved CD19‑targeted CAR T-cell therapies. IMPT-314 is designed with a true ‘OR’ logic gate to target B cells that express either CD19 or CD20 with full potency and is manufactured with a process that enriches for CD62L+ cells to generate cell products with more naïve and central memory CAR T cells with enhanced stemlike features and antitumor activity.
To realize the potential of cell therapy for solid tumors, Lyell is also developing next-generation CAR T-cell product candidates enhanced with our anti-exhaustion and additional arming technologies and manufactured with our proprietary protocols. These approaches are designed to endow CAR T cells with attributes needed to drive durable tumor cytotoxicity and achieve consistent and long-lasting clinical responses, including the ability to resist exhaustion, maintain qualities of durable stemness and function in the hostile tumor microenvironment.
For additional information regarding our business, see “Business” in Part I, Item 1 of this Annual Report on Form 10-K.
Pipeline Programs and Operational Updates
Pipeline Programs
We are advancing a pipeline of next-generation CAR T-cell product candidates. Our lead program, IMPT-314, is in Phase 1/2 clinical development for relapsed or refractory aggressive large B-cell lymphoma and our preclinical programs target solid tumor indications. Each of our programs target cancers with large unmet need with substantial patient populations (see Table 1).
IMPT-314: A next-generation dual-targeting CD19/CD20 CAR T-cell product candidate designed to increase complete response rates and prolong the duration of response as compared to the approved CD19‑targeted CAR T-cell therapies for the treatment of large B-cell lymphoma.
•A Phase 1/2 clinical trial is ongoing and currently enrolling patients in the 3rd line+ and 2nd line settings who have not previously received CAR T-cell therapy. IMPT-314 has received Fast Track Designation from the U.S. Food and Drug Administration for the treatment of relapsed/refractory aggressive large B-cell lymphoma in the 3rd line+ setting.

•Initial data from the Phase 1/2 trial was presented at the ASH 2024 Annual Meeting on December 9, 2024. Data from 23 patients with R/R, CAR T-naive large B-cell lymphoma who received IMPT-314 were reported. The efficacy evaluable population consisted of 17 patients. The overall response rate was 94% (16/17 patients), with 71% (12/17 patients) achieving a complete response by three months. The median follow up was 6.3 months (range 1.2 – 12.5 months) and 71% of patients were experiencing a response at last follow-up. In the safety evaluable population of 23 patients, no Grade 3+ CRS was reported. Grade 3 ICANS was reported in 13% (3/23) of patients with a median time to complete ICANS resolution of 5 days, and rapid improvement to Grade 2 or lower with standard therapy.
•More mature data from the ongoing Phase 1/2 trial in the 3rd line+ setting and initial data from patients in the 2nd line setting are expected to be presented in mid-2025.
•We expect to initiate a pivotal trial in mid-2025 in patients with relapsed/refractory large B-cell lymphoma in the 3rd line+ setting who have not yet received CAR T-cell therapy.
•We expect to initiate a pivotal trial by early 2026 in patients with relapsed/refractory large B-cell lymphoma in the 2nd line setting who have not yet received CAR T-cell therapy.
Preclinical Pipeline, Technologies and Manufacturing Protocols
•The first IND for a fully-armed CAR T-cell product candidate with an undisclosed target for solid tumors is expected in 2026. Lyell is advancing next-generation fully-armed CAR T-cell product candidates, meaning they are armed with multiple technologies, each designed to address different barriers to effective cell therapies, including T-cell exhaustion, lack of durable stemness, as well as immune suppression within the hostile tumor microenvironment.
•During the past year, we presented nonclinical and clinical data from our suite of anti-exhaustion and manufacturing technologies demonstrating their potential to improve T-cell function in solid tumors.
•We presented data at the Society for Immunotherapy of Cancer (SITC) 2024 from a validated nonclinical xenograft model of non-small cell lung cancer, demonstrating that combining c-Jun overexpression and NR4A3 knockout achieves tumor control and prolonged survival even at very low doses (100,000 CAR T cells/dose) compared to c‑Jun overexpression alone (1,000,000 CAR T cells/dose). The study presented potential molecular mechanisms underlying the functional reduction of T-cell exhaustion and enhancement of memory‑related characteristics of CAR T cells enhanced with c-Jun overexpression and NR4A3 knockout after antigen encounter in vitro and in vivo.
•We presented translational clinical data at SITC 2024 from an in-human Phase 1 trial of CAR T-cells enhanced with c‑Jun overexpression and manufactured with Epi-R, showing reduced T-cell exhaustion and enhanced stemness of CAR T cells, resulting in CAR T-cell tumor infiltration with histological evidence of T-cell mediated tumor lysis in patients with ROR1 positive triple-negative breast cancer and non-small cell lung cancer. ROR1 CAR T cells enhanced with c-Jun overexpression demonstrated lower exhaustion and maintenance of stem- and memory-like phenotypes in the peripheral blood post-infusion, suggesting c-Jun overexpression can delay CAR T-cell exhaustion in patients.
•We delivered an oral presentation at SITC 2024 demonstrating successful incorporation of an anti-TGF-β scFv domain into a novel bispecific CAR designed to mediate TGF-β blockade and overcome the suppressive solid tumor microenvironment. In nonclinical models, these bispecific CAR T-cells demonstrated long term maintenance of effector function with resistance towards both exhaustion and the conversion of regulatory T cells in repeated antigen stimulation challenges, as well as effective tumor infiltration and anti-tumor function in vivo.
•We presented data at SITC 2024 suggesting Stim-R is a viable replacement for feeder cells in TIL manufacturing and has the potential to overcome limitations that may arise in feeder cell‑mediated TIL expansion. Stim-R™ is our customizable and degradable biomimetic emulating physiologic, cell‑like presentation of signal molecules.
Corporate Updates
•To accelerate the pivotal trials of IMPT-314 and focus resources on next-generation solid tumor CAR T-cell programs in preclinical development, we have streamlined expenses and focused our development on IMPT-314 and preclinical solid tumor CAR T-cell programs. Our net cash use in 2025 is expected to be between $175 million and $185 million.

Additional Pipeline and Business Updates
Acquisition of ImmPACT
Pursuant to the Agreement and Plan of Merger (the Merger Agreement) by and among us, ImmPACT, Inspire Merger Sub Inc., a Delaware corporation and our indirect, wholly-owned subsidiary, and WT Representative LLC, a Delaware limited liability company, solely in its capacity as the representative, agent and attorney-in-fact of ImmPACT securityholders, dated October 24, 2024, we acquired all of the outstanding equity interests of ImmPACT in exchange for an upfront payment of $30.0 million in cash (in addition to approximately $11.9 million for ImmPACT’s existing cash balance) and the issuance of 37.5 million shares of our common stock at closing. Contingent consideration following the closing includes (a) additional equity consideration of 12.5 million shares of our common stock upon the achievement of the earlier to occur of (i) the demonstration of certain clinical milestones or (ii) the receipt of certain regulatory approvals and (b) a low single‑digit royalty on future net sales of IMPT-314 in the United States. Contingent consideration payable in our Consolidated Balance Sheet as of December 31, 2024 consists of the additional equity consideration of 12.5 million shares of our common stock.
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
Macroeconomic Environment
Our business and operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges such as the effects of the ongoing geopolitical conflicts in Ukraine, armed conflicts and turmoil in the Middle East, tensions in U.S.-China relations, inflationary pressures, fluctuations in the interest rate environment, disruption between the U.S. and its trading partners due to tariffs or other policies, instability in the banking industry, supply constraints and overall market volatility. Economic uncertainty may persist into the remainder of 2025, and the market dynamics discussed above and similar adverse conditions may negatively impact our business.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
License and Collaboration Agreements
For a detailed description of our license and collaboration agreements, see the section titled “Business—License and Collaboration Agreements” in Part I, Item 1 of this Annual Report on Form 10‑K and Notes 2 and 4 to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Components of Results of Operations
Revenue
We have no products approved for sale and have never generated any revenue from product sales.
We have generated revenue primarily from the recognition of the upfront payment under the Collaboration and License Agreement, entered into in 2019 and amended in June 2020 and December 2021 (GSK Agreement) with GlaxoSmithKline Intellectual Property (No. 5) Limited and Glaxo Group Limited (together, GSK). GSK terminated the GSK Agreement effective December 2022 and we do not expect further revenue from the collaboration. See Note 4, License, Collaboration and Success Payment Agreements, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details regarding termination of the GSK Agreement.
In the future, we may generate additional revenue from other collaborations, strategic alliances, licensing agreements, product sales, or a combination of these.

Operating Expenses
Research and Development
To date, research and development expenses consist of costs incurred by us for the discovery and development of our technology platforms and product candidates, and include costs incurred in connection with strategic collaborations, costs to license technology, personnel-related costs, including stock-based compensation expense, facility and technology related costs, research and laboratory expenses, as well as other expenses, which include consulting fees and other costs. Upfront payments and milestones paid to third parties in connection with technology platforms that have not reached technological feasibility and do not have an alternative future use are expensed as incurred. Research and development costs also include expenses related to the November 2023 reduction in workforce, which was substantially completed in 2023.
Research and development expenses also include non-cash expenses related to the change in the estimated fair value of the success payment obligations over their respective requisite service terms granted to Fred Hutchinson Cancer Center (Fred Hutch) and The Board of Trustees of the Leland Stanford Junior University (Stanford). See the subsection titled “Critical Accounting Policies and Estimates—Success Payments” below. As of December 31, 2022, Fred Hutch had provided the requisite service obligation to earn the potential success payment consideration under the continued collaboration. For the year ended December 31, 2023 and future periods, the change in the Fred Hutch success payment liability fair value was recognized in other income, net, as the requisite service obligation had been met. As of September 30, 2024, Stanford had provided the requisite service obligation to earn the potential success payment consideration under the continued collaboration. For the last three months of the year ended December 31, 2024 and future periods, the change in the Stanford success payment liability fair value was recognized in other income, net, as the requisite service obligation had been met. See Note 4, License, Collaboration and Success Payment Agreements, in the accompanying notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10‑K for additional information. Research and development expenses related to our success payment liabilities are unpredictable and may vary significantly from year‑to‑year due to changes in our assumptions used in the calculation.
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
Acquired In-Process Research and Development
Acquired in-process research and development (IPR&D) consists primarily of the expense of the acquired IPR&D asset recognized as part of the acquisition of ImmPACT in October 2024, which was determined to have no alternative future use. See Note 3, Acquisition, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for additional information.
Impairment of Long-Lived Assets
Impairment of long-lived assets consists primarily of the expense associated with our 2024 annual impairment assessment, with the impairment loss measured as the amount by which the carrying value of our asset group exceeded its fair value. The impairment loss was allocated on a pro rata basis to our lease right-of-use assets and associated leasehold improvements. See Note 5, Impairment of Long-Lived Assets, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for additional information.
Interest Income, Net
Interest income, net consists primarily of interest earned on our cash, cash equivalents and marketable securities balances.
Other Income, Net
Other income, net for the year ended December 31, 2024 consists primarily of the change in fair value associated with our contingent consideration payable related to the ImmPACT acquisition and changes in the fair value of our success payment liabilities. Other income, net for the year ended December 31, 2023 consists primarily of changes in the fair value of our success payment liabilities to Fred Hutch. Other income, net for the year ended December 31, 2022 consists primarily of a gain to record the PACT Series D convertible preferred shares and changes in the fair value of an equity warrant investment for the year ended December 31, 2022.
Impairment of Other Investments
Impairment of other investments consists of reductions in the value of certain other investments.

Results of Operations
Years Ended December 31, 2024, 2023 and 2022
The following table summarizes our results of operations for the periods presented (in thousands):

	Year Ended December 31,			Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Revenue	$61	$130	$84,683	$(69)	$(84,553)
Operating expenses:
Research and development	171,603	182,945	159,188	(11,342)	23,757
General and administrative	52,041	66,983	117,307	(14,942)	(50,324)
Other operating income, net	(3,309)	(2,790)	(4,754)	(519)	1,964
Acquired in-process research and development	87,184	—	—	87,184	—
Impairment of long-lived assets	51,297	—	—	51,297	—
Total operating expenses	358,816	247,138	271,741	111,678	(24,603)
Loss from operations	(358,755)	(247,008)	(187,058)	(111,747)	(59,950)
Interest income, net	24,068	23,453	7,053	615	16,400
Other income, net	4,694	1,846	1,887	2,848	(41)
Impairment of other investments	(13,001)	(12,923)	(5,000)	(78)	(7,923)
Total other income, net	15,761	12,376	3,940	3,385	8,436
Net loss	$(342,994)	$(234,632)	$(183,118)	$(108,362)	$(51,514)
Research and Development Expenses
The following table summarizes the components of our research and development expenses for the periods presented (in thousands):

	Year Ended December 31,			Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Personnel	$67,693	$81,717	$70,483	$(14,024)	$11,234
Research activities, collaborations and outside services	53,654	50,470	41,682	3,184	8,788
Facilities, technology and depreciation	50,564	51,688	52,153	(1,124)	(465)
Success payments	(308)	(930)	(5,130)	622	4,200
Total research and development expenses	$171,603	$182,945	$159,188	$(11,342)	$23,757
Research and development expenses were $171.6 million and $182.9 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $11.3 million was primarily due to a decrease of $14.0 million in personnel‑related expenses and a decrease of $1.1 million in facilities, technology and depreciation expenses mainly due to the decrease in headcount associated with the Company’s November 2023 reduction in workforce and lower software implementation costs. These decreases were offset by an increase of $3.2 million in research activities, collaborations and outside services primarily driven by clinical trial activity and a change of $0.6 million in success payment expense primarily driven by the change in our stock price.
General and Administrative Expenses
General and administrative expenses were $52.0 million and $67.0 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $14.9 million was primarily due to a $13.0 million reduction in personnel costs, including a $10.3 million decrease in stock-based compensation expense, primarily related to significant awards being fully expensed in previous periods and a decrease of $2.7 million in personnel-related expenses mainly due to a decrease in headcount associated with the Company’s November 2023 reduction in workforce.

Other Operating Income, Net
Other operating income, net was $3.3 million and $2.8 million for the years ended December 31, 2024 and 2023, respectively. The increase of $0.5 million was due to an increase in sublease income due to the addition of a new sublessee at the Company’s headquarters in South San Francisco, California in September 2024.
Acquired In-Process Research and Development
Acquired IPR&D was $87.2 million and zero for the years ended December 31, 2024 and 2023, respectively. Acquired IPR&D consists primarily of the expense of the acquired IPR&D asset recognized as part of the acquisition of ImmPACT Bio USA Inc. in October 2024 as the asset was determined to have no alternative future use. See Note 3, Acquisition, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for additional information.
Impairment of Long-Lived Assets
Impairment of long-lived assets was $51.3 million and zero for the years ended December 31, 2024 and 2023, respectively. Impairment of long-lived assets expense of $51.3 million consists of $12.6 million of impairment expense of our lease right-of-use assets and $38.7 million of impairment expense for the associated leasehold improvements. See Note 5, Impairment of Long-Lived Assets, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for additional information.
Interest Income, Net
Interest income, net was $24.1 million and $23.5 million for the years ended December 31, 2024 and 2023, respectively. The increase of $0.6 million was primarily driven by higher interest rates in 2024.
Other Income, Net
Other income, net was $4.7 million and $1.8 million for the years ended December 31, 2024 and 2023, respectively. Other income, net of $4.7 million for the year ended December 31, 2024 was primarily driven by a $3.8 million gain resulting from the change in the fair value of our contingent consideration payable related to the ImmPACT acquisition and changes in the fair value of our success payment liabilities.
Impairment of Other Investments
For the year ended December 31, 2024, the $13.0 million impairment consisted of the full impairment of one of our other investments. For the year ended December 31, 2023, the $12.9 million impairment consisted of the full impairment of two of our other investments. See Note 7, Other Investments, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for additional information.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through the sale and issuance of convertible preferred stock, the sale of common stock in connection with our IPO and business development activities. As of December 31, 2024, we had $383.5 million in cash, cash equivalents and marketable securities. Since our inception, we have incurred significant operating losses. We have not yet commercialized any product candidates and we may never generate revenue from sales of any product candidates. We had an accumulated deficit of $1.3 billion as of December 31, 2024. From June 29, 2018 (inception) through December 31, 2024, we raised an aggregate of $1.4 billion in gross proceeds from the sales of our convertible preferred stock and the IPO.
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

Future Funding Requirements
We expect to incur additional losses in the foreseeable future as we conduct and expand our research and development efforts, including conducting nonclinical studies and clinical trials, integration of ImmPACT into our business, developing new product candidates, establishing internal manufacturing capabilities and funding our operations generally. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we anticipate that we will need to raise additional capital in the future to fund our operations, including further development of our product candidates and the commercialization of any approved product candidates. In addition, we regularly consider fund-raising opportunities and may decide, from time to time, to raise additional capital, including pursuant to the Sales Agreement, based on various factors, including market conditions and our plans of operation. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.
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
•the extent to which we acquire or invest in businesses, products and technology platforms; and
•integration of businesses, products and technology platforms, such as ImmPACT, into our business.
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
Material Cash Requirements
We continually evaluate our liquidity and capital resources to ensure that we can adequately and efficiently finance our operations. As of December 31, 2024, our material cash requirements consisted primarily of paying salaries and benefits, administering clinical trials, conducting research, improving our manufacturing capabilities, providing the technology and facilities necessary to support our operations, funding operating lease obligations and other payments related to our collaboration and license agreements and the Merger Agreement. See Note 4, License, Collaboration and Success Payment Agreements, Note 11, Leases, and Note 3, Acquisition, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for additional information.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash (used in) provided by:
Operating activities	$(162,394)	$(163,694)	$(169,555)
Investing activities	122,424	184,048	(11,540)
Financing activities	1,326	1,743	10,635
Net (decrease) increase in cash, cash equivalents and restricted cash	$(38,644)	$22,097	$(170,460)
Operating Activities
During the year ended December 31, 2024, net cash used in operating activities was $162.4 million, primarily reflecting our net loss of $343.0 million, partially offset by non-cash items primarily related to acquired IPR&D expense of $87.2 million, impairment of long-lived assets expense of $51.3 million, stock-based compensation expense of $33.1 million, depreciation and amortization expense of $19.6 million and impairment of other investments of $13.0 million. Non-cash net amortization and accretion on marketable securities of $14.7 million also contributed to net cash used in operating activities.
During the year ended December 31, 2023, net cash used in operating activities was $163.7 million, primarily reflecting our net loss of $234.6 million, partially offset by non-cash items mainly related to stock-based compensation expense of $47.1 million, depreciation and amortization expense of $20.3 million and impairment of other investments of $12.9 million. Non-cash net amortization and accretion on marketable securities of $9.6 million also contributed to net cash used in operating activities.
Investing Activities
During the year ended December 31, 2024, cash provided by investing activities was $122.4 million, consisting of net maturities and purchases of marketable securities of $154.2 million, partially offset by the $31.3 million acquisition of ImmPACT net of cash acquired. During the year ended December 31, 2023, cash used in investing activities was $184.0 million, consisting of net maturities and purchases of marketable securities of $186.7 million, partially offset by purchases of property and equipment of $2.7 million.
Financing Activities
During the year ended December 31, 2024, cash provided by financing activities was $1.3 million, consisting of $1.2 million in proceeds from our employee stock purchase plan and $0.2 million in proceeds from the exercise of stock options, partially offset by $0.1 million in taxes paid related to the net share settlement of equity awards. During the year ended December 31, 2023, cash provided by financing activities was $1.7 million, consisting of $1.9 million in proceeds from our employee stock purchase plan and $0.3 million in proceeds from the exercise of stock options, partially offset by $0.5 million in taxes paid related to the net share settlement of equity awards.

Critical Accounting Policies and Significant Judgments and Estimates
Our audited consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of our audited consolidated financial statements, as well as the reported revenue and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Acquisitions
We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not we have acquired inputs and processes that have the ability to create outputs which would meet the requirements of a business in which case the transaction is accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date, and that the fair value of acquired intangibles be recorded on the balance sheet. Any excess of the purchase price over the assigned fair values of the net assets acquired is recorded as goodwill. If we determine an acquisition does not meet the definition of a business combination under the acquisition method of accounting, the transaction is accounted for as an asset acquisition.
For asset acquisitions, a cost accumulation model is used to determine the cost of an asset acquisition, with cost allocated to acquired assets on a relative fair value basis. Direct transaction costs are recognized as part of the cost of an asset acquisition. The cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. In an asset acquisition, upfront payments allocated to IPR&D are recorded in research and development expense if we determine that there is no alternative future use, and subsequent milestone payments are recorded in research and development expense when achieved for technology that has not yet met product feasibility.
Contingent Consideration
Contingent consideration relates to the potential payments to the pre-acquisition stockholders of ImmPACT for meeting certain clinical and/or regulatory milestones. For transactions accounted for as asset acquisitions, we record contingent consideration at fair value at the date of the acquisition when deemed probable. Liabilities for contingent consideration are remeasured each reporting period and subsequent changes in fair value are recognized within other income, net in our Consolidated Statements of Operations and Comprehensive Loss. The assumptions utilized in the calculation of the fair values include the probability of success and our stock price. Contingent consideration involves certain assumptions requiring significant judgment and actual results may differ from estimated amounts.
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

Stock-based Compensation
Under ASC 718, the Company measures and recognizes expense for restricted stock awards (RSAs), restricted stock units (RSUs), performance-based restricted stock units (PSUs), employee stock purchases related to the Employee Stock Purchase Plan and stock options granted to employees, directors and consultants based on the fair value of the awards on the date of grant. Stock-based compensation expense for RSAs, RSUs and stock options is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. The Company accounts for forfeitures as they occur. For RSAs, RSUs and certain PSUs, the fair value of the Company’s common stock is used to determine the resulting stock-based compensation expense. The fair value of stock options is estimated on the date of grant using a Black-Scholes option pricing model which requires management to apply judgment and make estimates, using inputs including:
•Fair Value of Common Stock—The fair value of common stock is based on the closing price as reported on The Nasdaq Global Select Market on the date of grant.
•Expected Term—The expected term represents the period that a stock-based award is expected to be outstanding. The Company generally uses the simplified method to determine the expected term, which is based on the average of the time-to-vesting and the contractual life of the option. The Company generally uses the simplified method as provided for under the applicable guidance for entities with a limited history of relevant stock option exercise activity.
•Expected Volatility—The expected volatility of stock options is based on the historical volatility of the stock of similar entities within the Company’s industry over a period commensurate with the Company’s expected term assumption.
•Risk-Free Interest Rate—The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the Company’s expected term assumption.
•Expected Dividend—The Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend. Therefore, the Company used an expected dividend yield of zero.
For awards with performance conditions that vest upon a performance condition being met, compensation expense is recognized for the number of shares expected to be earned after assessing the probability that a certain performance condition will be met and the targeted payout level associated with the performance condition expected to be achieved. At each reporting date, the Company is required to evaluate whether achievement of a performance condition is probable. Cumulative adjustments are recorded each quarter to reflect the estimated outcome of the performance-related conditions until the date results are determined and settled. If performance conditions are not met or not expected to be met, any compensation expense previously recognized associated with the awards will be reversed.
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

We perform quarterly qualitative assessments of potential indicators of impairment and determined that indicators existed for certain of our other investments during the years ended December 31, 2024, 2023 and 2022. While there was no single event or factor in each instance, we considered the underlying companies’ operating cash flow requirements over the next year, liquid asset balances to fund those requirements and the uncertainty regarding the underlying companies’ ability to raise funds as indicators of impairment. Due to these indicators, we assessed the valuation of these investments and determined the fair values to be negligible and the impairments to be other-than-temporary in nature. As a result, we recorded impairment expense of $13.0 million for one investment the year ended December 31, 2024, $12.9 million for two investments for the year ended December 31, 2023 and $5.0 million for one investment for the year ended December 31, 2022. The impairment expenses were recorded within impairment of other investments on our Consolidated Statements of Operations and Comprehensive Loss and as a reduction of the other investments on our Consolidated Balance Sheets.
Valuation of Long-Lived Assets
Long-lived assets, including property and equipment and lease right-of-use assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts of the future undiscounted cash flows the assets are expected to generate from their use and eventual disposition over the remaining useful life of the primary asset of the asset group. The primary asset is the principal long-lived tangible asset being depreciated or intangible asset being amortized that is the most significant component asset from which the asset group derives its cash-flow-generating capacity. If such review indicates the carrying amount of the long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have recorded impairment of long-lived assets of $51.3 million during the year ended December 31, 2024. See Note 5, Impairment of Long-Lived Assets, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for additional information.
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
Interest Rate Risk
We had cash equivalents of $80.6 million as of December 31, 2024, which consisted of money market funds and highly liquid investments purchased with original maturities of three months or less from the purchase date. We also had marketable securities of $277.9 million as of December 31, 2024. The primary objective of our investment activities is to preserve capital to fund our operations, and we currently do not hedge our interest rate risk exposure. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material effect on our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We had no debt outstanding as of December 31, 2024.
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
Years ended December 31, 2024, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Lyell Immunopharma, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lyell Immunopharma, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued clinical expenses

Description of the Matter
During 2024, the Company incurred $171.6 million of research and development expenses and accrued $9.4 million for research and development expenses as of December 31, 2024, which includes clinical expenses.

As described in Notes 2 and 10 to the consolidated financial statements, clinical expenses are a component of research and development expense. The Company accrues and expenses clinical trial services performed by third parties based upon actual work completed in accordance with agreements established with its service providers. The Company estimates the actual costs through discussions with internal personnel and external service providers as to the progress of the clinical services and the agreed-upon fee to be paid for such services.

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

Impairment of long-lived assets

Description of the Matter
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s long-lived assets are assessed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.
The Company concluded that the carrying value of the asset group was not recoverable as it exceeded the future undiscounted cash flows the assets are expected to generate from their use and eventual disposition over the remaining useful life of the Company’s primary asset. The Company applied a discounted cash flow method to estimate the fair values of their asset group. As a result, the Company recorded an impairment charge of $51.3 million relating to their right‑of‑use assets and related leasehold improvements as of December 31, 2024.
Auditing the Company’s impairment model was challenging due to the subjective assumptions of market rental rates used as an input in determining the fair value of the right-of-use assets and related leasehold improvements.

How We Addressed the Matter in Our Audit
To test the Company’s accounting for the impairment of the asset group, our audit procedures included, among others, utilizing our valuation specialists to assist in evaluating the reasonableness of the Company’s valuation methodology and the market rental rate assumptions, performing an evaluation of market rental rates by benchmarking to other properties of similar type and within the geographic areas, and testing the completeness and accuracy of the inputs within the model.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

San Mateo, California
March 11, 2025

Lyell Immunopharma, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$105,597	$145,647
Marketable securities	264,930	400,576
Prepaid expenses and other current assets	9,067	8,463
Total current assets	379,594	554,686
Restricted cash	1,690	284
Marketable securities, non-current	13,014	16,506
Other investments	19,000	32,001
Property and equipment, net	48,200	102,654
Operating lease right-of-use assets	24,739	39,663
Other non-current assets	4,622	4,235
Total assets	$490,859	$750,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,366	$4,817
Accrued liabilities and other current liabilities	40,411	28,126
Success payment liabilities	411	1,576
Contingent consideration payable	7,600	—
Total current liabilities	53,788	34,519
Operating lease liabilities, non-current	50,994	56,894
Other non-current liabilities	3,253	3,664
Total liabilities	108,035	95,077
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized at December 31, 2024 and 2023, respectively; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 500,000 shares authorized at December 31, 2024 and 2023, respectively; 294,876 and 253,958 shares issued and outstanding at December 31, 2024 and 2023, respectively	29	25
Additional paid-in capital	1,727,610	1,657,133
Accumulated other comprehensive income (loss)	291	(94)
Accumulated deficit	(1,345,106)	(1,002,112)
Total stockholders’ equity	382,824	654,952
Total liabilities and stockholders’ equity	$490,859	$750,029

The accompanying notes are an integral part of these consolidated financial statements.

Lyell Immunopharma, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue(1)	$61	$130	$84,683
Operating expenses:
Research and development	171,603	182,945	159,188
General and administrative	52,041	66,983	117,307
Other operating income, net	(3,309)	(2,790)	(4,754)
Acquired in-process research and development	87,184	—	—
Impairment of long-lived assets	51,297	—	—
Total operating expenses	358,816	247,138	271,741
Loss from operations	(358,755)	(247,008)	(187,058)
Interest income, net	24,068	23,453	7,053
Other income, net	4,694	1,846	1,887
Impairment of other investments	(13,001)	(12,923)	(5,000)
Total other income, net	15,761	12,376	3,940
Net loss	(342,994)	(234,632)	(183,118)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	385	7,505	(5,976)
Comprehensive loss	$(342,609)	$(227,127)	$(189,094)

Net loss per common share, basic and diluted	$(1.31)	$(0.93)	$(0.74)
Weighted-average shares used to compute net loss per common share, basic and diluted	261,480	250,983	247,080
(1)    Includes related-party revenue of zero for both the years ended December 31, 2024 and 2023 and $84,653 for the year ended December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Lyell Immunopharma, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	242,738	$24	$1,515,748	$(1,623)	$(584,362)	$929,787
Stock-based compensation	2,600	—	81,924	—	—	81,924
Issuance of common stock upon exercise of stock options	3,601	1	9,576	—	—	9,577
Issuance of common stock under employee stock purchase plan	475	—	1,519	—	—	1,519
Issuance of common stock in connection with restricted stock units, net of tax	153	—	(461)	—	—	(461)
Other comprehensive loss	—	—	—	(5,976)	—	(5,976)
Net loss	—	—	—	—	(183,118)	(183,118)
Balance as of December 31, 2022	249,567	$25	$1,608,306	$(7,599)	$(767,480)	$833,252
Stock-based compensation	—	—	47,084	—	—	47,084
Issuance of common stock upon exercise of stock options	2,996	—	306	—	—	306
Issuance of common stock under employee stock purchase plan	987	—	1,894	—	—	1,894
Issuance of common stock in connection with restricted stock units, net of tax	408	—	(457)	—	—	(457)
Other comprehensive income	—	—	—	7,505	—	7,505
Net loss	—	—	—	—	(234,632)	(234,632)
Balance as of December 31, 2023	253,958	$25	$1,657,133	$(94)	$(1,002,112)	$654,952
Stock-based compensation	—	—	33,144	—	—	33,144
Issuance of common stock upon exercise of stock options	1,246	—	154	—	—	154
Issuance of common stock under employee stock purchase plan	955	—	1,248	—	—	1,248
Issuance of common stock in connection with restricted stock units, net of tax	1,217	—	(76)	—	—	(76)
Issuance of common stock as payment for acquisition of IPR&D asset	37,500	4	36,007	—	—	36,011
Other comprehensive income	—	—	—	385	—	385
Net loss	—	—	—	—	(342,994)	(342,994)
Balance as of December 31, 2024	294,876	$29	$1,727,610	$291	$(1,345,106)	$382,824

The accompanying notes are an integral part of these consolidated financial statements.

Lyell Immunopharma, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(342,994)	$(234,632)	$(183,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired IPR&D expense	87,184	—	—
Impairment of long-lived assets	51,297	—	—
Stock-based compensation expense	33,144	47,084	81,924
Depreciation and amortization expense	19,631	20,250	18,020
Net amortization and accretion on marketable securities	(14,681)	(9,596)	(930)
Impairment of other investments	13,001	12,923	5,000
Change in fair value of contingent consideration payable	(3,804)	—	—
Non-cash lease income	(2,198)	(1,873)	(1,553)
Loss on property and equipment disposals, net	1,341	1,509	103
Change in fair value of success payment liabilities	(1,165)	(2,780)	(5,130)
Gain on marketable equity security	(30)	—	—
Change in fair value of equity warrant	—	—	1,067
Gain on other investments	—	—	(2,923)
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	1,775	3,125	(1,968)
Accounts payable	(3,234)	1,464	667
Accrued liabilities and other current liabilities	(1,250)	(719)	(463)
Deferred revenue	—	—	(84,653)
Operating lease liabilities, non-current	—	—	4,855
Other non-current liabilities	(411)	(449)	(453)
Net cash used in operating activities	(162,394)	(163,694)	(169,555)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(464)	(2,686)	(24,276)
Purchases of marketable securities	(394,707)	(476,880)	(406,316)
Maturities of marketable securities	548,941	663,614	419,052
Acquisition of assets, net of cash acquired	(31,346)	—	—
Net cash provided by (used in) investing activities	122,424	184,048	(11,540)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	154	306	9,577
Proceeds from employee stock purchase plan	1,248	1,894	1,519
Taxes paid related to net share settlement of equity awards	(76)	(457)	(461)
Net cash provided by financing activities	1,326	1,743	10,635
Net (decrease) increase in cash, cash equivalents and restricted cash	(38,644)	22,097	(170,460)
Cash, cash equivalents and restricted cash at beginning of period	145,931	123,834	294,294
Cash, cash equivalents and restricted cash at end of period	$107,287	$145,931	$123,834
Represented by:
Cash and cash equivalents	$105,597	$145,647	$123,554
Restricted cash	1,690	284	280
Total	$107,287	$145,931	$123,834
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for amounts included in the measurement of lease liabilities	$11,467	$10,845	$10,870
Cash received for amounts related to tenant improvement allowances	$—	$—	$4,761
Non-cash investing and financing activities:
Issuance of common stock related to the purchase of the IPR&D asset on Closing Date (Note 3)	$36,011	$—	$—
Contingent consideration payable related to the purchase of the IPR&D asset on Closing Date (Note 3 & 8)	$11,404	$—	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$144	$29	$1,325
Acquisition of PACT Series D convertible preferred shares	$—	$—	$2,923
Remeasurement of operating lease right-of-use asset for lease modification	$—	$—	$31
The accompanying notes are an integral part of these consolidated financial statements.

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements

1. Organization
Lyell Immunopharma, Inc. (the “Company”) was incorporated in Delaware in June 2018. The Company is a clinical-stage cell therapy company advancing a pipeline of proprietary next-generation chimeric antigen receptor (“CAR”) T-cell product candidates for patients with hematologic malignancies and solid tumors. The Company’s primary activities since incorporation have been to develop T‑cell therapies, conduct research and development, acquire technology and product candidates, enter into strategic collaboration and license arrangements, enable and execute manufacturing activities in support of its product candidate development efforts, organize and staff the Company, conduct business planning, establish its intellectual property portfolio, submit regulatory submissions, execute clinical trials, raise capital and provide general and administrative support for these activities.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Liquidity and Management’s Plan
The Company discovers and develops product candidates that involve experimental technologies. The product candidates may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources or from the issuance of equity or debt securities. The Company believes that its available cash, cash equivalents and marketable securities as of December 31, 2024 will be adequate to fund its operations at least through the next 12 months from the date these consolidated financial statements are issued.
Summary of Significant Accounting Policies
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect reported amounts and related disclosures. Specific accounts that require management estimates include, but are not limited to, stock-based compensation, valuation of long‑lived and acquired assets, other investments and accrued expenses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. For the years ended December 31, 2024, 2023 and 2022, this was comprised of net unrealized gains and losses on the Company’s marketable securities.

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in investment grade fixed income securities and money market accounts.
Restricted cash is cash held in a bank account and is used as collateral associated with the Company’s corporate credit card program as well as collateral for a letter of credit in favor of one of the Company’s landlords.
Marketable Securities
The Company generally invests its excess cash in investment grade short- to intermediate-term fixed income securities. Such investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of comprehensive loss. Realized gains and losses on available-for-sale securities are included in other income, net. The cost of investments sold is based on the specific-identification method. The Company classifies those investments that are not required for use in current operations and that mature in more than 12 months as non-current marketable securities in the accompanying consolidated balance sheets.
Each reporting period, the Company evaluates whether declines in fair value below carrying value are due to expected credit losses, as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs. Expected credit losses, if any, are recorded as an allowance through other income, net.
Valuation of Other Investments
The Company accounts for its strategic equity interests in common stock and in-substance common stock in non‑publicly traded companies for which it does not have the ability to exercise significant influence in accordance with Accounting Standards Codification (“ASC”) 321, Investments – Equity Securities (“ASC 321”). Upon acquisition, these investments are measured at cost, which represents the then fair value. Under ASC 321, the Company can elect to subsequently measure the investments at initial cost, minus impairment and any changes, plus or minus, resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (“measurement alternative”). This election must be made for each investment separately. The Company has made this election for all investments in this category and will continue to measure these investments using this method until they no longer qualify to be measured in accordance with this method. Changes in the carrying value of other investments are recognized through net loss. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The Company’s assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities and other factors that raise concerns about the investee’s ability to continue as a going concern. If the investment is impaired, an impairment charge is recognized in the amount by which the carrying amount of the investment exceeds the estimated fair value of the investment, with the impairment charge recognized through net loss. See Note 7, Other Investments, for details related to investment impairments recognized during the years ended December 31, 2024, 2023 and 2022.
Property and Equipment, Net
Property and equipment primarily consist of laboratory equipment, computer equipment and software, furniture and fixtures and leasehold improvements. Property and equipment are stated at cost less accumulated depreciation and amortization and, if applicable, impairment charges. Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets, which are generally three to five years. For leasehold improvements, amortization is calculated using the straight‑line method based on the shorter of the useful life or the lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is recorded in other operating income, net in the period realized. Maintenance and repairs are expensed as incurred. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Valuation of Long-lived Assets
Long-lived assets are reviewed each reporting period for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, which may warrant adjustments to carrying values or estimated useful lives. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
amount of the asset group exceeds the fair value of the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset group. Any impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the carrying amount of an individual asset shall not be reduced below its fair value. The Company recognized impairment of long-lived assets expense of $51.3 million for the year ended December 31, 2024 and zero for both the years ended December 31, 2023 and 2022.
Factors that may indicate potential impairment and trigger an impairment test include, but are not limited to, general macroeconomic conditions, conditions specific to the industry and market, business climate or operational performance of the business and sustained decline in the stock price and market capitalization compared to net book value.
Calculating the fair value of a reporting unit, an asset group and an individual asset involves significant estimates and assumptions. These estimates and assumptions include, among others, projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and the determination of appropriate market comparisons. Changes in these factors and assumptions used can materially affect the amount of impairment loss recognized in the period the asset or asset group was considered impaired.
Leases
The Company leases certain office, laboratory and manufacturing spaces. In addition to minimum rent, the leases require payment of real estate taxes, insurance, common area maintenance charges and other executory costs. At inception of a contract, the Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. For all leases, the Company determines the classification of the lease as either operating or financing. As of December 31, 2024 and 2023, all of the Company’s leases were classified as operating leases.
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
The Company evaluates lease arrangements for impairment whenever events or changes in circumstances indicate that the carrying amounts of the right-of-use asset may not be fully recoverable. To the extent an impairment of the right-of-use asset is identified, the Company recognizes a lease impairment and subsequently amortizes the remaining lease asset on a straight-line basis (unless another systematic basis is more representative of the pattern in which the Company expects to consume the future economic benefits from the asset) from the date of impairment to the earlier of the right‑of‑use asset’s useful life or the end of the lease term.
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

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
Level 2 –     Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3 –     Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
The Company’s financial instruments, in addition to those presented in Note 8, Fair Value Measurements, include cash, restricted cash, other investments, accounts payable and accrued liabilities and other current liabilities. The carrying amount of cash, restricted cash, accounts payable and accrued liabilities and other current liabilities approximate fair value because of the short-term nature of these instruments. As described in Note 7, Other Investments, other investments are carried at cost, minus impairment and any changes, plus or minus, resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
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

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
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
Concentrations of Credit Risk and Off-balance Sheet Risk
The Company maintains its cash, cash equivalents and restricted cash with high quality, accredited financial institutions. Restricted cash is cash held in a bank account and is used as collateral associated with the Company’s corporate credit card program as well as collateral for a letter of credit in favor of one of the Company’s landlords. Cash, cash equivalents and restricted cash amounts, at times, may exceed federally insured limits. The Company also makes short-term investments in money market funds, U.S. Treasury securities, U.S. government agency securities and corporate debt securities, which can be subject to certain credit risk. However, the Company mitigates the risks by investing in high‑grade instruments, limiting exposure to any one issuer or type of investment and monitoring the ongoing creditworthiness of the financial institutions and issuers. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to significant risk on these funds. The Company has no off‑balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.
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
Stock-based Compensation
Under ASC 718, the Company measures and recognizes expense for restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), employee stock purchases related to the Employee Stock Purchase Plan and stock options granted to employees, directors and consultants based on the fair value of the awards on the date of grant. Stock-based compensation expense for RSAs, RSUs and stock options is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. The Company accounts for forfeitures as they occur. For RSAs, RSUs and certain PSUs, the fair value of the Company’s common stock is used to determine the resulting stock-based compensation expense. The fair value of stock options is estimated on the date of grant using a Black-Scholes option pricing model, which requires management to apply judgment and make estimates using inputs including:
•Fair Value of Common Stock—The fair value of common stock is based on the closing price as reported on The Nasdaq Global Select Market on the date of grant.
•Expected Term—The expected term represents the period that a stock-based award is expected to be outstanding. The Company generally uses the simplified method to determine the expected term, which is based on the average of the time-to-vesting and the contractual life of the option. The Company generally uses the simplified method as provided for under the applicable guidance for entities with a limited history of relevant stock option exercise activity.
•Expected Volatility—The expected volatility of stock options is based on the historical volatility of the stock of similar entities within the Company’s industry over a period commensurate with the Company’s expected term assumption.
•Risk-Free Interest Rate—The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the Company’s expected term assumption.

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
•Expected Dividend—The Company has not historically paid, and does not expect for the foreseeable future to pay a dividend. Therefore, the Company used an expected dividend yield of zero.
For awards with performance conditions that vest upon a performance condition being met, compensation expense is recognized for the number of shares expected to be earned after assessing the probability that a certain performance condition will be met and the targeted payout level associated with the performance condition expected to be achieved. At each reporting date, the Company is required to evaluate whether achievement of a performance condition is probable. Cumulative adjustments are recorded each quarter to reflect the estimated outcome of the performance-related conditions until the date results are determined and settled. If performance conditions are not met or not expected to be met, any compensation expense previously recognized associated with the awards will be reversed.
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
For asset acquisitions, a cost accumulation model is used to determine the cost of an asset acquisition, with cost allocated to acquired assets on a relative fair value basis. Direct transaction costs are recognized as part of the cost of an asset acquisition. The cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. In an asset acquisition, upfront payments allocated to in-process research and development (“IPR&D”) are recorded in research and development expense if it is determined that there is no alternative future use, and subsequent milestone payments are recorded in research and development expense when achieved for technology that has not yet met product feasibility.
Contingent Consideration
Contingent consideration relates to the potential payments for achieving certain clinical and/or regulatory milestones. For transactions accounted for as asset acquisitions, the Company records contingent consideration at fair value at the date of the acquisition when deemed probable. Liabilities for contingent consideration are remeasured each reporting period and subsequent changes in fair value are recognized within other income, net in the Consolidated Statements of

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
Operations and Comprehensive Loss. The assumptions utilized in the calculation of the fair values include the probability of success and the Company’s stock price. Contingent consideration involves certain assumptions requiring significant judgment and actual results may differ from estimated amounts.
Recently Adopted Accounting Pronouncements
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. Entities with a single reportable segment are required to provide all the updated and existing segment disclosures required by Topic 280. The Company adopted the annual requirements under ASU 2023-07 on January 1, 2024 on a retrospective basis and adopted interim requirements under ASU 2023-07 on January 1, 2025. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 20, Segment.
Recently Issued Accounting Pronouncements
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024 and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.
Income Statement Expense Disaggregation
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements.
3. Acquisition
On October 31, 2024 (the “Closing Date”), the Company completed its previously announced acquisition of ImmPACT Bio USA Inc., a Delaware corporation (“ImmPACT”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 24, 2024, by and among the Company, ImmPACT, Inspire Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of the Company (“Merger Sub”), and an attorney-in-fact of ImmPACT securityholders (the “Representative”).
Pursuant to the terms of the Merger Agreement, on the Closing Date, the Company acquired all of the outstanding equity interests of ImmPACT in exchange for an upfront payment of $30.0 million in cash (in addition to approximately $11.9 million for ImmPACT’s existing cash balance, net of certain of ImmPACT’s unpaid transaction expenses) and 37.5 million shares of Company common stock. The acquisition was effected via a merger whereby Merger Sub merged with and into ImmPACT (the “Merger”), with ImmPACT surviving the merger as an indirect, wholly-owned subsidiary of the Company. Contingent consideration following the Closing Date includes (a) additional equity consideration of 12.5 million shares of Company Common Stock (“contingent consideration payable”) that may be earned upon the achievement of the earlier to occur of (i) the demonstration of certain clinical milestones or (ii) the receipt of certain regulatory approvals and (b) a low single-digit royalty on future net sales of the dual-targeting CD19/20 CAR T‑cell product in the United States. Contingent consideration payable in the Company’s Consolidated Balance Sheet as of December 31, 2024 consists of the additional equity consideration of 12.5 million shares of Company common stock.

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
The total consideration paid for the Merger consisted of the following (in thousands):

Fair value of components of purchase price consideration at closing:	As of Closing Date
Cash (including $11.9 million for existing cash balances)	$41,913
Common Stock	36,011
Representative holdback	200
Contingent consideration payable	11,404
Company’s capitalizable transaction expenses	4,215
Total consideration paid	$93,743
The fair value of the common stock consideration transferred for the acquisition of ImmPACT was calculated based on the closing stock price of the Company’s common stock on October 31, 2024, which was $0.9603 per share. The fair value of the contingent consideration payable was derived based on certain valuation inputs, including the closing share price of Lyell common stock on October 31, 2024 and the probability of meeting the milestone, as further discussed in Note 8, Fair Value Measurements. Pursuant to the terms of the Merger Agreement, the Company has a right to offset and cause the sellers to forfeit shares underlying the contingent consideration payable against certain indemnification claims and indemnifiable losses. As a result of this provision, the number of shares underlying the contingent consideration payable is contingently subject to adjustments and the Company has concluded that the arrangement is not indexed to the Company’s equity pursuant to guidance in Accounting Standards Codification (“ASC”) 815-40. Accordingly, the contingent consideration payable is classified as a liability, subject to be remeasured at fair value at each reporting date with changes in fair value reported in earnings until the liability is settled in accordance with the terms of the Merger Agreement.
The Company determined that the contingent consideration for the royalty payments is not subject to derivative accounting under ASC 815, Derivatives and Hedging, as its settlement is contingent upon future net sales of the Company's dual-targeting CD19/20 CAR T-cell product in the United States. Therefore, the Company did not record an associated contingent consideration liability on the acquisition date for the royalty payments. The Company will recognize any future contingent consideration payments in the period in which the royalty payments become due and payable. The Company has not made or accrued for contingent payments relating to the royalty payments as these have not become due and payable.
The estimated fair value of the net acquired at Closing Date are as follows (in thousands):

Assets acquired:	As of Closing Date
Cash and cash equivalents	$14,982
Prepaid expenses and other current assets	1,211
Property and equipment, net	4,446
Long-term deposits	459
Operating lease right-of-use assets	1,816
Assembled workforce intangible asset	1,315
IPR&D asset	87,184
Total assets	$111,413
Liabilities Assumed:
Accounts payable and other current liabilities	$16,090
Operating lease liability, long-term	1,580
Total liabilities assumed	17,670
Total net assets acquired	$93,743
The Company concluded that the arrangement met the definition of an asset acquisition rather than a business combination, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset,

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
IPR&D of product candidate IMPT-314. The $87.2 million fair value of the IPR&D acquired was charged to acquired IPR&D expense during the year ended December 31, 2024 as it had no alternative future use at the time of the Closing Date.
4. License, Collaboration and Success Payment Agreements
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
Collaboration and Success Payments - In 2018, the Company entered into a research and collaboration agreement with Fred Hutch (“Fred Hutch Collaboration Agreement”), pursuant to which it granted Fred Hutch rights to certain success payments. The potential payments for the Fred Hutch success payments are based on multiples of increased value ranging from 10 times to 50 times based on a comparison of the per share fair market value of the Company’s common stock relative to the original $1.83 per share issuance price of the Company’s Series A convertible preferred stock, which converted into an equal number of shares of the Company’s common stock in connection with the closing of the Company’s initial public offering (“IPO”). The aggregate success payments to Fred Hutch are not to exceed $200.0 million, which would only occur upon a 50 times increase in value relative to the original $1.83 per share issuance price of the Company’s Series A convertible preferred stock. Each threshold is associated with a success payment, ascending from $10.0 million at $18.29 per share to $200.0 million at $91.44 per share, payable if such threshold is reached during the measurement period. The term of the success payment agreement ends on the earlier to occur of (i) the nine-year anniversary of the date of the agreement and (ii) a change in control transaction.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of December 31, 2024, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The success payment liability was estimated at fair value at inception and at each subsequent reporting period and the associated expense was accreted over the service period of the success payment obligations as research and development expense through 2022. As of December 31, 2022, the Company’s associated success payment liability was fully accreted to fair value as Fred Hutch had provided the requisite service obligation to earn the potential success payment consideration under the continued collaboration. For the year ended December 31, 2023 and future periods, the change in the Fred Hutch success payment liability fair value is recognized in other income, net. The success payment liability was $0.1 million and $0.7 million as of December 31, 2024 and 2023, respectively. With respect to the Fred Hutch Collaboration Agreement success payment obligations, the Company recognized success payment expense reversals of $0.5 million, $1.9 million and $3.9 million for the years ended December 31, 2024, 2023 and 2022, respectively .
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

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
Collaboration Agreement - In October 2020, the Company entered into a research and collaboration agreement with Stanford (“Stanford Collaboration Agreement”), focused on research and development of cellular immunotherapy products. The Stanford Collaboration Agreement has a four-year term. The Company funded aggregate research performed by Stanford of $12.0 million under the Stanford Collaboration Agreement, with the research conducted in accordance with a research plan and budget approved by the parties. The Company incurred $2.3 million in expense in connection with the Stanford Collaboration Agreement for the year ended December 31, 2024 and $3.0 million in expense for both the years ended December 31, 2023 and 2022.
Success Payments - In October 2020, the Company granted Stanford rights to certain success payments, pursuant to the terms of the Stanford Collaboration Agreement. The potential payments for the Stanford Collaboration Agreement success payments are based on multiples of increased value ranging from 10 times to 50 times based on a comparison of the per share fair market value of the Company’s common stock relative to the original $1.83 per share issuance price of the Company’s Series A convertible preferred stock, which converted into an equal number of shares of the Company’s common stock in connection with the closing of the Company’s IPO. The aggregate success payments to Stanford are not to exceed $200.0 million, which would only occur upon a 50 times increase in value relative to the original $1.83 per share issuance price of the Company’s Series A convertible preferred stock. Each threshold is associated with a success payment, ascending from $10.0 million at $18.29 per share to $200.0 million at $91.44 per share, payable if such threshold is reached during the measurement period. The term of each success payment agreement ends on the earlier to occur of (i) the nine year anniversary of the date of the agreement and (ii) a change in control transaction.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of December 31, 2024, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The success payment liability is estimated at the fair value at inception and at each subsequent reporting period and the expense is accreted over the service period of the Stanford Collaboration Agreement as research and development expense through September 2024. As of October 2024, the Company’s associated success payment liability was fully accreted to fair value as Stanford had provided the requisite service obligation to earn the potential success payment consideration under the continued collaboration. For the year ended December 31, 2024 and future periods, the change in the Stanford success payment liability fair value is recognized in other income, net. The success payment liability was $0.3 million and $0.9 million as of December 31, 2024 and 2023, respectively. With respect to the Stanford Collaboration Agreement success payment obligations, the Company recognized success expense payment reversals of $0.6 million, $0.9 million and $1.2 million for the years ended December 31, 2024 and 2023 and 2022, respectively.
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

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
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
The Company recognized revenue related to the research and development services related to the two initial targets of zero, zero and $84.7 million for the years ended December 31, 2024, 2023 and 2022 respectively. As of December 31, 2024, there were no contract assets or contract liabilities related to the license contract.
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
In February 2021, the Company filed a demand for arbitration seeking, among other things, rescission of the PACT Commitment Agreement. On October 1, 2022, the Company entered into a settlement agreement to resolve its outstanding legal dispute with PACT, pursuant to which PACT issued shares of PACT’s Series D convertible preferred stock to the Company in exchange for the Company’s tender of its PACT Series C-1 convertible preferred stock. The settlement agreement also included the termination of the PACT Commitment Agreement. The Company recorded a gain of $2.9 million in October 2022 for the estimated fair value of the PACT Series D convertible preferred stock, which was included in other investments in the Company’s Consolidated Balance Sheet as of December 31, 2022. In September 2023, the Company performed a qualitative assessment of potential indicators of impairment of the PACT Series D convertible preferred stock investment, resulting in $2.9 million impairment expense for the year ended December 31, 2023. See Note 7, Other Investments, for additional details regarding the PACT investment impairment.
5. Impairment of Long-Lived Assets
As a result of the sustained decline in the Company’s stock price and related market capitalization, deferral and reprioritization of certain research and development programs and associated reduction in force, the Company performed an impairment assessment of long-lived assets for the year ended December 31, 2024.
The Company operates as a single reporting unit based on its business and reporting structure. The Company determined all of its long-lived assets represent one asset group for the purposes of the long-lived asset impairment assessment. The Company concluded that the carrying value of the asset group was not recoverable as it exceeded the future undiscounted cash flows the assets are expected to generate from their use and eventual disposition over the remaining useful life of the Company’s primary asset; approximately six years remain on the initial term of the Company’s operating lease in South San Francisco, California, which expires in March 2031. To allocate and recognize the impairment loss, the Company determined individual fair values of its long-lived assets. The Company applied a discounted cash flow method to estimate the fair values of its leasehold improvements and right-of-use assets. These represented level 3 nonrecurring fair value measurements. The remaining property and equipment, net was determined to not be impaired. Based on this analysis, the Company recognized long‑lived asset impairment charges of $12.6 million on the lease right-of-use assets and $38.7 million on the related leasehold improvements during the year ended December 31, 2024. No impairment was recognized on the remaining long-lived assets as their carrying values were not in excess of their fair values.

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
6. Cash Equivalents and Marketable Securities
The fair value and amortized cost of cash equivalents and fixed income marketable securities by major security type are as follows (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$73,975	$—	$—	$73,975
U.S. Treasury securities	226,049	262	(40)	226,271
U.S. government agency securities	36,765	51	(1)	36,815
Corporate debt securities	21,473	20	(1)	21,492
Total cash equivalents and marketable securities	$358,262	$333	$(42)	$358,553

Classified as:	Fair Value
Cash equivalents	$80,639
Marketable securities	264,900
Marketable securities, non-current	13,014
Total cash equivalents and marketable securities	$358,553

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$62,075	$—	$—	$62,075
U.S. Treasury securities	374,214	237	(95)	374,356
U.S. government agency securities	48,924	3	(177)	48,750
Corporate debt securities	59,668	—	(62)	59,606
Total cash equivalents and marketable securities	$544,881	$240	$(334)	$544,787

Classified as:	Fair Value
Cash equivalents	$127,705
Marketable securities	400,576
Marketable securities, non-current	16,506
Total cash equivalents and marketable securities	$544,787
The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for less than 12 months were $31.7 million and $117.8 million, as of December 31, 2024 and 2023, respectively. The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for greater than 12 months were zero and $43.6 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, all of the Company’s money market and fixed income marketable securities had a maturity date of two years or less, were available for use and were classified as available-for-sale. The Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before recovery of their amortized cost basis. The Company determined that there was no material change in the credit risk of the above investments as of both December 31, 2024 and 2023. As such, an allowance for credit losses has not been recognized. Gross realized gains and losses were de minimis for the years ended December 31, 2024 and 2023 and as a result, amounts reclassified out of accumulated other comprehensive loss for the years ended December 31, 2024 and 2023 were also de minimis. See Note 8, Fair Value Measurements, for additional information regarding cash equivalents and fixed income marketable securities.

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
7. Other Investments
In prior years, the Company made minority ownership strategic investments. As of December 31, 2024 and 2023, the aggregate carrying amount of the Company’s strategic investments in non-publicly traded companies was $19.0 million and $32.0 million, respectively. These investments are measured at initial cost, minus impairment, if any, and plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Cumulative impairments of strategic investments in equity investments without readily determinable fair values still held as of December 31, 2024 and 2023 were $23.0 million and $15.0 million, respectively.
As a part of the acquisition of each of the Company’s other investments, the Company determines whether an investment or other interest is considered a variable interest. As of both December 31, 2024 and 2023, the Company held an interest in one entity that was concluded to be a variable interest for which the Company was not the primary beneficiary as the Company did not have the power to direct the activities that most significantly impact the economic performance of the variable interest entity. As of December 31, 2024 and 2023, the carrying value and maximum exposure to loss of the Company’s variable interests were zero and $13.0 million, respectively, which are recorded in other investments in the Company’s Consolidated Balance Sheets.
During the years ended December 31, 2024, 2023 and 2022, the Company performed qualitative assessments of potential indicators of impairment and determined that indicators existed for certain of its other investments with carrying amounts of $13.0 million, $12.9 million and $5.0 million, respectively. During the year ended December 31, 2024, the anticipated funding for one of its other investments was not secured within the expected timeframe. While no single event or factor was solely responsible for the impairments in each year, the Company considered the underlying companies’ operating cash flow requirements over the next year, liquid asset balances to fund those requirements and the underlying companies’ inability to raise funds as indicators of impairment. Due to these indicators, the Company assessed the valuation of these investments and determined the fair values to be negligible and the impairments to be other-than-temporary in nature. As a result, the Company recorded impairment expenses of $13.0 million for one investment for the year ended December 31, 2024, $12.9 million for two investments for the year ended December 31, 2023 and $5.0 million for one investment for the year ended December 31, 2022. The impairment expenses were recorded within impairment of other investments on the Consolidated Statements of Operations and Comprehensive Loss and as reductions to the investment balances within other investments on the Consolidated Balance Sheets.
8. Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$73,975	$—	$—	$73,975
U.S. Treasury securities	—	226,271	—	226,271
U.S. government agency securities	—	36,815	—	36,815
Corporate debt securities	—	21,492	—	21,492
Marketable equity security	30	—	—	30
Total financial assets	$74,005	$284,578	$—	$358,583
Financial liabilities:
Contingent consideration payable	$—	$—	$7,600	$7,600
Success payment liabilities	$—	$—	$411	$411
Total financial liabilities	$—	$—	$8,011	$8,011

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$62,075	$—	$—	$62,075
U.S. Treasury securities	—	374,356	—	374,356
U.S. government agency securities	—	48,750	—	48,750
Corporate debt securities	—	59,606	—	59,606
Total financial assets	$62,075	$482,712	$—	$544,787
Financial liabilities:
Success payment liabilities	$—	$—	$1,576	$1,576
Total financial liabilities	$—	$—	$1,576	$1,576
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
The Company’s contingent consideration payable is classified as a Level 3 financial instrument. The contingent consideration payable valuation was estimated using the Company’s common stock price and management’s assessment of the likelihood of achieving either (i) specified clinical milestones or (ii) certain regulatory approvals, which was determined to be approximately 95%.
The Company’s success payment liabilities are Level 3 financial instruments, which were estimated using Monte Carlo simulations through December 31, 2023. Monte Carlo simulations model the future movement of stock prices based on several key variables combined with empirical knowledge of the process governing the behavior of the stock price. The following variables were incorporated in the Monte Carlo simulation to determine the estimated fair value of the success payment liabilities: fair value of the Company’s common stock, expected volatility, the risk-free interest rate and the estimated number and timing of valuation measurement dates on the basis of which payments may be triggered. The computation of expected volatility was estimated based on available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption. As of December 31, 2024, success payment liabilities were estimated by management using its historical experience of the correlation of success payment fair values relative to the Company’s stock price.
The following assumptions were incorporated into the calculation of the estimated fair value of the Fred Hutch and Stanford success payment liabilities as of December 31, 2023:

	Fred Hutch	Stanford
Fair value of common stock	$1.94	$1.94
Risk-free interest rate	3.51% - 5.19%	3.51% - 5.19%
Expected volatility	80.0%	80.0%
Expected term (in years)	0.46 - 3.97	0.46 - 5.75
The Company utilizes estimates and assumptions in determining the estimated contingent consideration payable and success payment liabilities and associated changes in fair value. A small change in the valuation of the Company’s common stock may have a relatively large change in the estimated fair value of the contingent consideration payable and success payment liabilities and associated changes in fair value. Additionally, a small change in Management’s assessment of the likelihood of achieving either (i) specified clinical milestones or (ii) certain regulatory approvals related to the estimated valuation of the contingent consideration payable may have a relatively large change in its estimated fair value.

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Contingent Consideration Payable	Success Payment Liabilities
Balance at December 31, 2022	$—	$4,356
Change in fair value (1)	—	(2,780)
Balance at December 31, 2023	—	1,576
Issuance	11,404	—
Change in fair value (1)	(3,804)	(1,165)
Balance at December 31, 2024	$7,600	$411
__________
(1)The change in fair value of the contingent consideration payable subsequent to Closing Date is recorded in other income, net for the year ended December 31, 2024. Changes in the fair value of Fred Hutch and Stanford success payment liabilities are recorded as either other income, net or research and development expenses, depending on the period. (See Note 4, License, Collaboration, and Success Payment Agreements.)
In October 2022, the Company received non-voting PACT Series D convertible preferred stock with an estimated fair value of $2.9 million using the cost approach (See Note 4, License, Collaboration and Success Payment Agreements). Under this approach, the fair value of an asset is measured by the cost to reconstruct or replace such asset with another one of like utility. The fair value of PACT was estimated by using significant unobservable inputs, including an estimate of insignificant fair value associated with PACT intangible assets. Accordingly, the Company classified the fair value measurement of PACT preferred stock on October 1, 2022 as Level 3 under the fair value hierarchy. In June 2023, the Company performed a qualitative assessment of potential indicators of impairment of the PACT Series D convertible preferred stock investment, resulting in a $2.9 million impairment expense for the year ended December 31, 2023. See Note 7, Other Investments, for additional details regarding the PACT investment impairment.
9. Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2024	2023
Leasehold improvements	$79,613	$118,319
Laboratory equipment	36,106	33,368
Computer equipment and software	1,805	1,672
Furniture and fixtures	1,114	814
Construction in progress	241	128
Property and equipment, at cost	118,879	154,301
Less: Accumulated depreciation and amortization	(70,679)	(51,647)
Total property and equipment, net	$48,200	$102,654
Depreciation and amortization expense was $19.4 million, $20.2 million and $18.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
During the year ended December 31, 2024, the Company recorded impairment losses of $38.7 million for leasehold improvements. The Company did not record any impairment losses in 2023 and 2022. See Note 5, Impairment of Long‑Lived Assets, for further information.

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
10. Accrued Liabilities and Other Current Liabilities
Accrued liabilities and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation and related benefits	$19,235	$14,634
Current lease liabilities	7,974	6,273
Accrued research and development expenses	9,439	5,331
Other	3,071	1,493
Accrued legal	692	395
Total accrued liabilities and other current liabilities	$40,411	$28,126
11. Leases
The Company’s lease portfolio is comprised of operating leases for laboratory, office and manufacturing facilities located in South San Francisco and Los Angeles, California, and Seattle and Bothell, Washington with contractual periods expiring between January 2028 and March 2031. In addition to minimum rent, the leases require payment of real estate taxes, insurance, common area maintenance charges and other executory costs. These additional charges are considered variable lease costs and are recognized in the period in which the costs are incurred.
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
In 2019, the Company entered into an operating lease agreement for approximately 108,000 square feet of office and laboratory space located in South San Francisco, California. The initial lease term expires in January 2031 with the option to extend the term for another 10 years, which is not reasonably assured. In January 2021, the Company amended the lease term to extend the lease expiration to March 2031.
On the acquisition Closing Date, the Company acquired an operating lease agreement for approximately 26,000 square feet of office and laboratory space located in Los Angeles, California, with an initial lease term expiring in January 2028. See Note 3, Acquisition, for further information regarding the acquisition. The Company has one five-year option to extend the lease, which is not reasonably assured.

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
The following table summarizes the Company’s future minimum operating lease commitments, including expected lease incentives to be received, as of December 31, 2024 (in thousands):

Year Ending December 31:
2025	$12,587
2026	12,959
2027	13,341
2028	13,005
2029	10,398
Thereafter	12,188
Total undiscounted lease payments	74,478
Less: imputed interest	(15,510)
Total operating lease liabilities	$58,968

Reported as of December 31, 2024:
Short-term portion of lease liabilities (included in accrued liabilities and other current liabilities)	$7,974
Operating lease liabilities, non-current	50,994
Total	$58,968
The operating lease costs for all operating leases were $9.2 million, $9.0 million and $9.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. The operating lease costs and total commitments for short-term leases were de minimis for the years ended December 31, 2024, 2023 and 2022. Variable lease costs for operating leases were $7.1 million, $5.4 million and $5.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. The weighted-average remaining lease terms for operating leases were 5.7 years and 6.8 years as of December 31, 2024 and 2023, respectively. The weighted-average discount rates for operating leases were 8.5% as of both December 31, 2024 and 2023.
The Company entered into subleases in May 2021 and September 2024, whereby the Company agreed to sublease approximately 11,000 and 12,150 square feet, respectively, of its currently leased space in South San Francisco, California currently leased by the Company. These subleases are classified as operating leases and will expire in March 2031 and July 2026, respectively. The Company recognized sublease income for these subleases of $1.1 million for the year ended December 31, 2024 and $0.8 million for both the years ended December 31, 2023 and 2022.
In September 2021, the Company entered into a sublease with Sonoma Biotherapeutics, Inc. (“Sonoma”), a related party, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. See Note 19, Related-Party Transactions. As a part of the sublease, in September 2021, the Company received a $4.6 million tenant improvement contribution payment, which will be recognized over the term of the sublease. The sublease is classified as an operating lease and will expire in March 2031 if the approximate five-year renewal term is exercised. The Company recognized Sonoma sublease income of $1.9 million for each of the years ended December 31, 2024, 2023 and 2022.
The Company’s sublease income is recognized within other operating income, net in the Consolidated Statements of Operations and Comprehensive Loss.
During the year ended December 31, 2024, the Company recorded impairment losses of $12.6 million for lease right‑of‑use assets. The Company did not record any impairment losses for lease right-of-use assets in 2023 and 2022. See Note 5, Impairment of Long‑Lived Assets, for further information.
12. Convertible Preferred Stock
As of December 31, 2024, no shares of convertible preferred stock were outstanding.

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
13. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 10.0 million shares of preferred stock with a par value $0.0001 per share. As of December 31, 2024 and 2023, no shares of preferred stock were outstanding.
Common Stock
The Company is authorized to issue 500.0 million shares of common stock with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 294,875,546 shares and 253,957,709 shares of the Company’s common stock outstanding, respectively.
On February 28, 2024, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) acting as the Company’s sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at‑the‑market equity offerings. The Company will pay Cowen commissions of up to 3% of the gross proceeds of the sale, and reimbursement of certain expenses, under this agreement. Neither the Company nor Cowen is obligated to sell any shares and, to date, the Company has not made any sales under the Sales Agreement.
14. Stock-based Compensation
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
As of December 31, 2024, 41,180,525 shares were available for future issuance pursuant to the 2021 Plan.
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

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
The Company may specify offerings with durations not more than 27 months and may specify shorter purchase periods within each offering. Under the 2021 ESPP, 954,761, 986,391 and 475,363 shares have been issued for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, 5,046,445 shares were available for future issuance pursuant to the 2021 ESPP.
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
Stock-based Compensation Expense
Stock-based compensation expense by classification included within the Consolidated Statements of Operations and Comprehensive Loss was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$14,577	$18,207	$16,721
General and administrative	18,567	28,877	65,203
Total stock-based compensation expense	$33,144	$47,084	$81,924
Stock Options and RSA Modifications
In November 2023, the Board of Directors of the Company approved, effective November 16, 2023, a one-time repricing of certain stock option awards that had been granted to date under the 2021 Plan and 2018 Plan. The repricing impacted stock options with exercise prices greater than $2.37 held by employees who remained employed as-of November 16, 2023 and were not impacted by the reduction in workforce. The original exercise prices of the repriced stock options ranged from $2.61 to $17.95 per share for 200 total grantees with 23,416,860 shares repriced. Each stock option was repriced to have a per share exercise price of $1.87, which was the closing price of the Company’s common stock on November 16, 2023. To receive the new exercise price, option holders were required to remain employed with the Company through November 15, 2024. Additionally, the vesting schedule for the unvested shares underlying repriced stock options held by executives at the level of senior vice president and above was extended for an additional year. There were no changes to the vesting schedules for employees below the level of senior vice president. No changes were made to the expiration dates of or number of shares underlying the repriced stock options. Incremental stock-based compensation expense resulting from the repricing was $8.9 million in the aggregate. Expense for vested awards will be recognized through November 15, 2024 and expense for unvested awards will be recognized over the remaining service life of the option.
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
At December 31, 2024, total stock-based compensation cost related to unvested awards not yet recognized was $44.7 million, which is expected to be recognized over a remaining weighted-average period of 2.3 years.

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
Performance-Based Restricted Stock Units
During the year ended December 31, 2024, the Company granted PSU awards to certain key employees. PSUs awarded to employees have a three-year performance period and vest based upon the Company’s performance against a two and three-year relative total shareholder return (“rTSR”) metric, as well as upon the achievement of certain clinical development milestones. Certain of the clinical development milestones were determined to be probable of achievement as of December 31, 2024, representing 1.5 million shares. For the portion of PSUs subject to certain clinical development milestones (other than the bonus clinical development milestone), 50% vest upon the achievement of the applicable milestone, and the remaining 50% vest upon the earlier of (a) one year of service from the date of such achievement and (b) the end of the three-year performance period. The vesting of all PSU awards granted is also subject to the respective employee’s continued employment. The Company valued the portion of PSUs subject to the rTSR metric using a Monte Carlo simulation. The number of PSUs granted subject to the rTSR metrics represents the target number of units that are eligible to be earned based on the achievement of the metrics established at the beginning of the performance period, which ends on December 31st of the three-year performance period. For the portion of PSUs subject to the rTSR metrics, employees may ultimately earn between zero and 200% of the target number of PSUs granted based on the degree of achievement of the applicable rTSR metric. Accordingly, additional PSUs may be issued or currently outstanding PSUs may be cancelled upon final determination of the number of units earned. Stock-based compensation expense recognized for the PSU awards was approximately $1.9 million for the year ended December 31, 2024 and zero for both the years ended December 31, 2023 and 2022.
A summary of the Company’s PSU activity was as follows:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested PSUs as of December 31, 2023	—	$—
PSUs granted(1)	2,703,400	$1.88
PSUs vested	—	$—
PSUs forfeited or canceled	—	$—
Unvested PSUs as of December 31, 2024	2,703,400	$1.88
(1)     PSU grants reflect the target number of shares eligible to be earned at the time of grant.
As of December 31, 2024, none of the PSU metrics have been met, resulting in no shares vesting.
Restricted Stock Awards
The Company had no unvested RSAs as of both December 31, 2024 and 2023. The fair value of RSAs vested during the years ended December 31, 2024, 2023 and 2022 was zero, zero and $15.2 million, respectively.
Restricted Stock Units
A summary of the Company’s RSU activity was as follows:

	Number of Shares	Weighted-Average Value at Grant Date Per Share
Unvested RSUs as of December 31, 2023	2,072,855	$2.96
RSUs granted	5,762,499	$1.54
RSUs vested	(1,259,344)	$2.55
RSUs forfeited or canceled	(952,191)	$2.19
Unvested RSUs as of December 31, 2024	5,623,819	$1.72
The fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $2.0 million, $1.4 million and $1.5 million, respectively.

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
Stock Options
A summary of the Company’s stock option activity was as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2023	55,596,831	$4.75	6.89	$7,368
Granted	3,665,500	$1.90
Exercised	(1,245,836)	$0.12
Canceled or forfeited	(13,229,412)	$6.18
Options outstanding as of December 31, 2024	44,787,083	$2.49	6.62	$1,479
Options exercisable as of December 31, 2024	30,273,806	$2.74	5.88	$1,479
The fair value of stock options granted to employees, directors and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.17%	4.13%	2.93%
Expected volatility	75.9%	88.0%	87.3%
Expected term (in years)	5.89	6.06	6.03
Expected dividend yield	0%	0%	0%
The weighted-average grant date fair value of options granted for the years ended December 31, 2024, 2023 and 2022 was $1.30 per share, $1.69 per share and $3.60 per share, respectively. The intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $2.9 million, $6.5 million and $13.9 million, respectively.
15. Income Taxes
The Company has reported pre-tax operating losses for all periods presented. The Company generated losses in the U.S. and had a minimal amount of income in Israel. The Company has not reflected any benefit for corresponding tax net operating loss carryforwards in the accompanying consolidated financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.
As of December 31, 2024 and 2023, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $599.2 million and $455.2 million, respectively, which were available to reduce future taxable income and do not expire. The Company also had U.S. state NOL carryforwards of $702.9 million that begin to expire in 2038 and foreign carryforwards of $5.8 million that do not expire. The Company had gross U.S. federal and state tax credits of $43.6 million and $24.2 million as of December 31, 2024 and 2023, respectively, which may be used to offset future tax liabilities. The federal NOL carryforward period is indefinite, while the tax credits will begin to expire in 2039. The attributed carryforwards may become subject to annual limitations in the event of certain cumulative changes in the ownership interest of significant stockholders. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. As of December 31, 2024, the Company had a capital loss carryforward of $52.5 million, which will expire in 2028.

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory tax	21.00%	21.00%	21.00%
State tax, net of federal benefit	4.61	7.45	5.10
Valuation allowance	(20.39)	(29.10)	(28.89)
Stock-based compensation	(2.17)	(2.25)	(6.11)
Tax credits	2.23	2.96	2.33
IPR&D	(5.34)	—	—
Other	0.06	(0.06)	(0.15)
Collaboration revenue	—	—	6.72
Effective income tax rate	0.00%	0.00%	0.00%
The principal components of the Company’s net deferred tax assets were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforward	$176,298	$133,141
Tax credit carryforward	37,611	22,409
Capital loss carryforward	14,705	14,368
Accrued liabilities and allowances	3,818	3,143
Deferred revenue	936	793
Property and equipment	10,551	—
Amortization	5,582	5,243
Capitalized research and development	82,389	51,159
Investment basis difference	7,820	4,104
Lease liability	16,486	17,284
Stock-based compensation	10,036	11,244
Other	125	470
Gross deferred tax assets	366,357	263,358
Valuation allowance	(359,440)	(248,420)
Deferred tax assets, net of valuation allowance	6,917	14,938
Deferred tax liabilities:
Operating lease right-of-use assets	(6,917)	(10,853)
Property and equipment	—	(4,085)
Deferred tax liabilities	(6,917)	(14,938)
Net deferred tax assets	$—	$—
The Tax Cuts and Jobs Act contained a provision that requires the capitalization of Section 174 costs incurred in years beginning on or after January 1, 2022. Section 174 costs are expenditures that represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software or technique. This provision changes the treatment of Section 174 costs such that the expenditures are no longer allowed as an immediate deduction but rather must be capitalized and amortized over five years for domestic research and development and fifteen years for foreign research and development. The Company has included the impact of this provision, which results in a deferred tax asset of approximately $82.4 million as of December 31, 2024.
The Company maintains a full valuation allowance on its net U.S. deferred tax assets. The assessment regarding whether a valuation allowance is required considers the evaluation of both positive and negative evidence when concluding whether it is more likely than not that deferred tax assets are realizable. In making this assessment, significant weight is

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
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
In connection with the October 2024 acquisition of ImmPACT stock, the Company recorded U.S. deferred tax assets of $39.6 million, which are mainly related to capitalized research costs and tax attribute carryforwards. The deferred tax assets are considered not more likely than not to be realized and therefore are fully offset by a valuation allowance of $39.6 million.
ImmPACT has an Israeli subsidiary with deferred tax assets of $1.4 million, which are mainly related to tax attribute carryforwards. These deferred tax assets are also fully offset by a valuation allowance of $1.4 million.
The Company will continue to assess the realizability of its deferred tax assets and adjust the valuation allowance as required by ASC 740. The increase in the valuation allowance was $111.0 million and $68.3 million for the years ended December 31, 2024 and 2023, respectively.
The Company evaluates its uncertain tax positions based on a determination of whether it is more likely than not such position will be sustained based upon its technical merits and upon examination by the relevant income tax authorities with all facts known. The Company applies judgment in its measurement of an uncertain tax position recorded in its consolidated financial statements and tax return. As of December 31, 2024 and 2023, there are no penalties or accrued interest recorded in the consolidated financial statements.
The Company is generally subject to examination by the U.S. federal and local income tax authorities for all tax years in which a loss carryforward is available. The Company is currently not under examination by the Internal Revenue Service or other jurisdictions for any tax years.
The following table summarized changes to the Company’s unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$400	$400
Additions based on tax position related to the current year	1,625	—
Adjustments based on prior year tax positions	1,634	—
Ending balance	$3,659	$400
The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.
16. Net Loss Per Share
Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include unvested RSAs, unvested RSUs, unvested PSUs and options to purchase common stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. Shares subject to options to purchase common stock, unvested RSAs, unvested RSUs and unvested PSUs were all excluded from consideration in the calculation of diluted net loss per share in all periods presented due to their anti-dilutive effects.
17. Employee Benefit Plan
In January 2019, the Company adopted a 401(k) retirement and savings plan (the “401(k) Plan”) covering all of its employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS. Beginning in 2022, the Company sponsors a defined-contribution savings plan with matching 401(k) contributions based upon the amount of the employees’ contributions subject to certain limitations. The Company

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
made matching contributions to the 401(k) Plan on behalf of participants of $1.0 million, $1.2 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
18. Commitments and Contingencies
Collaboration and License Agreements
The Company has entered into certain collaboration and license agreements, including those identified in Note 4, License, Collaboration and Success Payment Agreements above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial milestones. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause the discontinuance of the programs, including termination of such agreements. Due to the nature of these agreements, the future potential payments are inherently uncertain, and accordingly no amounts had been recorded for the potential future achievement of these targets as of December 31, 2024 and 2023.
19. Related-Party Transactions
In September 2021, the Company entered into a sublease with Sonoma (“Sonoma Sublease”), with whom the Company has common stockholders with board seats, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. Dr. Klausner, the Chair of the Company’s board of directors, also serves as Board Chair of the board of directors of Sonoma. As a part of the Sonoma Sublease, a $4.6 million tenant improvement contribution payment was made by Sonoma, which is recognized over the term of the Sonoma Sublease. As of both December 31, 2024 and 2023, there were accrued liabilities and other current liabilities of $0.5 million, and as of December 31, 2024 and 2023, other non-current liabilities of $2.5 million and $3.0 million, respectively, in connection with the Sonoma Sublease. Total operating income from Sonoma and income solely attributable to the Sonoma Sublease are shown in the table below (in thousands). Total operating income includes income attributable to the sublease, as well as additional operating fees recognized in “other operating income, net” such as common area maintenance charges. See Note 11, Leases, for more detail on the Sonoma Sublease.

	Year Ended December 31,
	2024	2023	2022
Sonoma other operating income, net	$2,838	$2,592	$2,635
Sonoma sublease income	$1,861	$1,861	$1,861
The Company was party to the GSK Agreement, who is a holder of more than 10% of the Company’s outstanding common stock. See Note 4, License, Collaboration, and Success Payment Agreements. Revenue recognized in connection with the GSK agreement was zero for both the years ended December 31, 2024 and 2023, and $84.7 million for the year ended December 31, 2022. GSK terminated the GSK Agreement effective December 24, 2022. See Note 4, License, Collaboration, and Success Payment Agreements, for additional details regarding the termination of the GSK Agreement.
20. Segment
The Company reports segment information in accordance with the management approach, which reflects the internal reporting utilized by the Chief Operating Decision Maker (“CODM”), the Company’s President and Chief Executive Officer. Based on the information used by the CODM to allocate resources and assess the Company’s performance, the Company has determined it operates in one segment. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.
The CODM evaluates the performance of the Company’s sole reportable segment based on net income or loss that also is reported on the Consolidated Statements of Operations and Comprehensive Loss as net income or loss. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. The Company’s sole reportable segment generates revenue by providing research and development services.

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31,
	2024	2023	2022
Revenue	$61	$130	$84,683
Operating expenses:
Research and development
Technical operations	63,419	64,393	55,412
Clinical operations	39,783	31,802	19,191
Research activities	37,772	53,567	57,328
Facilities and technology	26,342	25,636	25,081
Operations management	4,287	7,547	2,176
Total research and development expenses	171,603	182,945	159,188
General and administrative
Business support	33,973	47,428	84,500
Corporate expenses and outside services	14,450	15,575	27,717
Facilities and technology	3,618	3,980	5,090
Total general and administrative expenses	52,041	66,983	117,307
Other operating income, net	(3,309)	(2,790)	(4,754)
Acquired in-process research and development	87,184	—	—
Impairment of long-lived assets	51,297	—	—
Total operating expenses	358,816	247,138	271,741
Loss from operations	(358,755)	(247,008)	(187,058)
Interest income, net	24,068	23,453	7,053
Other income, net	4,694	1,846	1,887
Impairment of other investments	(13,001)	(12,923)	(5,000)
Total other income, net	15,761	12,376	3,940
Net loss	$(342,994)	$(234,632)	$(183,118)
Total expenditures for additions to the Company’s property and equipment, net were $0.6 million, $1.4 million and $21.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
For the year ended December 31, 2024, approximately 73% of revenue is attributable to a single customer headquartered in the United States and approximately 27% of revenue is attributable to a single customer headquartered in China. The Company’s revenues for the year ended December 31, 2023 are attributed to a single customer headquartered in the United States. For the year ended December 31, 2022, approximately 100% of the Company’s revenues were attributable to a single customer headquartered in the United Kingdom.
The Company’s long-lived assets as of December 31, 2024 and 2023 are located in the United States.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on an evaluation under that framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2024. In accordance with SEC staff guidance, which allows companies to exclude certain acquisitions from management’s report on internal control over financial reporting, our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of ImmPACT Bio USA Inc., which was acquired during October 2024. Total assets and operating expenses attributable to the acquisition of ImmPACT Bio USA Inc., represented approximately 3% of our consolidated assets as of December 31, 2024 and 4% of our total operating expenses for the year ended December 31, 2024.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) and (c) of Regulation S-K, respectively.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Code of Ethics
Our Board of Directors adopted a Code of Business Conduct and Ethics, which applies to all of our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Business Conduct and Ethics may be viewed at the investor relations portion of our website at https://ir.lyell.com, in the section entitled “Governance Highlights” under “Corporate Governance.” We intend to satisfy the disclosure requirements under Item 5.05 of the SEC Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the website address and location specified above.
Insider Trading Policy
Our Board of Directors adopted an insider trading policy governing the purchase and sale of, and/or other transactions in, the Company’s securities by our directors, officers, employees and designated consultants that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us.
Directors, officers, employees and designated consultants may not buy, sell or engage in other transactions in our common stock while aware of material non-public information or engage in hedging or the use of margin accounts involving the Company’s securities; buy or sell securities of other companies while aware of material non-public information about those companies that they became aware of as a result of business dealings between the Company and those companies; or disclose material non-public information to any unauthorized persons outside of the Company.
The remainder of the information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)The following documents are being filed as part of this report:
(1)The following financial statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8:
(2)All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.
(3)The following Exhibits are filed as part of this report.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger, dated as of October 24, 2024, by and among the Registrant, ImmPACT Bio USA Inc., Inspire Merger Sub Inc. and WT Representative LLC, solely in its capacity as the Representative.	8-K	001-40502	2.1	10/24/2024
3.1	Amended and Restated Certificate of Incorporation.	S-8	333-257249	4.1	6/21/2021
3.2	Amended and Restated Bylaws.	10-Q	001-40502	3.2	11/07/2023
4.1	Form of Common Stock Certificate.	S-1/A	333-256470	4.1	6/9/2021
4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated March 5, 2020.	S-1	333-256470	4.2	5/25/2021
4.3	Description of Securities	10-K	001-40502	4.3	2/28/2023
10.1#	Lyell Immunopharma, Inc. 2018 Equity Incentive Plan, as amended.	S-1	333-256470	10.1	5/25/2021
10.2#	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise and Restricted Stock Award Agreement under the Lyell Immunopharma, Inc. 2018 Equity Incentive Plan.	S-1	333-256470	10.2	5/25/2021
10.3#	Lyell Immunopharma, Inc. 2021 Equity Incentive Plan.	S-8	333-257249	99.3	6/21/2021
10.4#	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Lyell Immunopharma, Inc. 2021 Equity Incentive Plan.	S-1/A	333-256470	10.4	6/9/2021

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
10.5#	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Lyell Immunopharma, Inc. 2021 Equity Incentive Plan.	S-1/A	333-256470	10.5	6/9/2021
10.6#	Lyell Immunopharma, Inc. 2021 Employee Stock Purchase Plan.	S-8	333-257249	99.6	6/21/2021
10.7#	Lyell Immunopharma, Inc. Non-Employee Director Compensation Policy.	10-Q	001-40502	10.2	11/7/2023
10.8#	Lyell Immunopharma, Inc. Officer Severance Plan.	10-K	001-40502	10.8	3/29/2022
10.9	Form of Indemnification Agreement by and between the Registrant and its directors and executive officers.	S-1	333-256470	10.9	5/25/2021
10.10#	Amended Offer Letter by and between the Registrant and Richard Klausner, dated July 23, 2020.	S-1	333-256470	10.10	5/25/2021
10.11#	Offer Letter, by and between the Registrant and Lynn Seely, dated December 14, 2022	8-K	001-40502	10.2	12/16/2022
10.12#	Offer Letter by and between the Registrant and Charles Newton, dated February 3, 2021.	S-1	333-256470	10.12	5/25/2021
10.13#	Offer Letter by and between the Registrant and Stephen Hill, dated May 9, 2019.	S-1	333-256470	10.14	5/25/2021
10.14#	Offer Letter by and between the Registrant and Matthew Lang, dated May 12, 2023.	10-Q	001-40502	10.1	11/07/2023
10.15#	Offer Letter by and between the Registrant and Gary Lee, dated November 24, 2021.	10-K	001-40502	10.16	2/28/2024
10.16#	Severance Waiver by and between the Registrant and Stephen Hill, dated April 19, 2022.	10-Q	001-40502	10.1	5/10/2022
10.17	Standard Office Lease for Building C by and between the Registrant and Bre Wa Office Owner LLC, dated August 28, 2019.	S-1	333-256470	10.19	5/25/2021
10.18	Standard Office Lease for Building E by and between the Registrant and Bre Wa Office Owner LLC, dated August 28, 2019.	S-1	333-256470	10.20	5/25/2021
10.19	Lease by and between the Registrant and BMR-500 Fairview Avenue LLC, dated November 27, 2018, as amended.	S-1	333-256470	10.21	5/25/2021
10.20	Lease Agreement by and between the Registrant and ARE-San Francisco No. 65, LLC, dated August 15, 2019, as amended.	S-1	333-256470	10.22	5/25/2021
10.21	Registration Rights Agreement, dated as of October 31, 2024, by and among Lyell Immunopharma, Inc., each of the Sellers Party thereto and WT Representative LLC, solely in its capacity as the Representative of the Sellers.	8-K	001-40502	10.1	10/31/2024

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
10.22
Exclusive License Agreement by and between Kalthera, Inc., a subsidiary of the Registrant, and the Regents of the University of California, acting through The Technology Development Group of the University of California, Los Angeles (UCLA), dated February 18, 2021, as amended.
X
19.1	Lyell Immunopharma, Inc. Insider Trading Policy.					X
23.1	Consent of independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
97.1	Incentive Compensation Recoupment Policy dated September 6, 2023.	10-K	001-40502	97.1	2/28/2024	X
101.INS	XBRL Instance Document.	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

*Portions of this exhibit (indicated by [*]) have been omitted because the registrant has determined that the information is both not material and is the type that the registrant treats as private or confidential.
# Indicates management contract or compensatory plan or arrangement.
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

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California on March 11, 2025.

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
Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LYNN SEELY	President, Chief Executive Officer and Director	March 11, 2025
Lynn Seely, M.D.	(Principal Executive Officer)

/s/ CHARLES NEWTON	Chief Financial Officer	March 11, 2025
Charles Newton	(Principal Financial and Accounting Officer)

/s/ RICHARD D. KLAUSNER	Chair of the Board of Directors	March 11, 2025
Richard D. Klausner, M.D.

/s/ OTIS BRAWLEY	Director	March 11, 2025
Otis Brawley, M.D.

/s/ CATHERINE FRIEDMAN	Director	March 11, 2025
Catherine Friedman

/s/ ELIZABETH NABEL	Director	March 11, 2025
Elizabeth Nabel, M.D.

/s/ ROBERT NELSEN	Director	March 11, 2025
Robert Nelsen

/s/ SUMANT RAMACHANDRA	Director	March 11, 2025
Sumant Ramachandra, M.D., Ph.D.

/s/ WILLIAM RIEFLIN	Director	March 11, 2025
William Rieflin