Form 10-Q
period 2025-03-31
Lyell Immunopharma, Inc.
filed 2025-05-13
CIK 1806952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2025, the registrant had 295,337,557 shares of common stock, $0.0001 par value per share, outstanding.

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
•the scope, progress, results and costs of developing LYL314 (formerly IMPT-314) or any other product candidates we may develop or acquire, including both nonclinical studies and clinical trials;
•the timing and costs involved in obtaining and maintaining regulatory approvals of LYL314 or any other product candidates we may develop or acquire, and the timing or likelihood of regulatory filings and approvals, including any expectations or plans regarding seeking or maintaining special designations, such as Regenerative Medicine Advanced Therapy designation, Orphan Drug designation or Fast Track designation, for our product candidates for various diseases;
•our plans relating to the commercialization of LYL314 or any other product candidates we may develop or acquire, if approved, including the geographic areas of focus, and our ability to commercially differentiate such product candidates and build a sales force;
•the size of the market opportunities for LYL314 or any other product candidates we may develop or acquire in each of the diseases we may target;
•our reliance on third parties to conduct research activities for LYL314 or any other product candidates we may develop or acquire;
•the characteristics, safety, efficacy and therapeutic effects of LYL314 or any other product candidates we may develop or acquire;
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
•the ability of our clinical trials to sufficiently demonstrate the safety and efficacy of LYL314 or any other product candidates we may develop or acquire, and other clinical trial results;
•the success of competing therapies that are, or may become, available;
•developments relating to our competitors and our industry, including any existing or future competing product candidates or therapies;
•our plans relating to the further development and manufacturing of LYL314 or any other product candidates we may develop or acquire, including lines of therapy or additional indications that we may pursue;
•existing regulations and regulatory developments in the United States and other jurisdictions;

•our potential and ability to successfully manufacture and supply or our ability to contract with third parties to manufacture and supply LYL314 or any other product candidates we may develop or acquire for clinical trials and for commercial use, if approved;
•the rate and degree of market acceptance, as well as the pricing and reimbursement, of LYL314 or any other product candidates we may develop or acquire, if approved;
•our continued reliance on third parties to assist us in conducting additional clinical trials of LYL314 or any other product candidates we may develop or acquire;
•the scope of protection we are able to establish and maintain for intellectual property rights, including covering LYL314 and other product candidates and technology platforms we may develop or acquire;
•our ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified personnel;
•our expectations regarding the impact of inflation, macroeconomic conditions and geopolitical conflicts on our business and operations, including on our manufacturing suppliers, collaborators, contract research organizations (CROs) and employees;
•our ability to realize the anticipated benefits of and potential value created by our acquisition of ImmPACT Bio USA Inc. (ImmPACT) or any other acquisition or strategic transaction and our success in commercializing any product candidates we acquire in connection therewith, including LYL314;
•the inherent risks, costs and uncertainties associated with integrating the businesses in the merger with ImmPACT successfully and the amount of any costs, fees, expenses, impairments and charges relating to the acquisition of ImmPACT;
•the potential impact of the Nasdaq notification on the listing of our common stock or the non‑compliance with the Nasdaq listing rules and our intent to monitor the bid price of our common stock and implement available options, including a reverse stock split, if necessary, in order to regain compliance;
•our ability to successfully appeal a delisting determination, if a delisting notice is received, and the impact of any such delisting;
•the impact of the closure of our manufacturing facility in Los Angeles, California and the related reduction in force on our operations and operating results;
•the sufficiency of the capacity of our LyFE Manufacturing CenterTM to provide drug supply for our ongoing and planned trials and through potential commercial launch; and
•our anticipated use of our existing cash, cash equivalents and marketable securities.
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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$120,328	$105,597
Marketable securities	180,849	264,930
Prepaid expenses and other current assets	8,001	9,067
Total current assets	309,178	379,594
Restricted cash	1,688	1,690
Marketable securities, non-current	28,949	13,014
Other investments	19,000	19,000
Property and equipment, net	44,195	48,200
Operating lease right-of-use assets	23,570	24,739
Other non-current assets	3,218	4,622
Total assets	$429,798	$490,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,728	$5,366
Accrued liabilities and other current liabilities	31,168	40,822
Contingent consideration payable	6,389	7,600
Total current liabilities	41,285	53,788
Operating lease liabilities, non-current	48,851	50,994
Other non-current liabilities	3,141	3,253
Total liabilities	93,277	108,035
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 500,000 shares authorized at March 31, 2025 and December 31, 2024; 295,284 and 294,876 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	30	29
Additional paid-in capital	1,733,634	1,727,610
Accumulated other comprehensive income	158	291
Accumulated deficit	(1,397,301)	(1,345,106)
Total stockholders’ equity	336,521	382,824
Total liabilities and stockholders’ equity	$429,798	$490,859
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$7	$3
Operating expenses:
Research and development	43,447	43,174
General and administrative	14,046	13,494
Other operating income, net	(119)	(1,090)
Total operating expenses	57,374	55,578
Loss from operations	(57,367)	(55,575)
Interest income, net	3,862	6,819
Other income, net	1,310	1,090
Impairment of other investments	—	(13,001)
Total other income (loss), net	5,172	(5,092)
Net loss	(52,195)	(60,667)
Other comprehensive loss:
Net unrealized loss on marketable securities	(133)	(310)
Comprehensive loss	$(52,328)	$(60,977)

Net loss per common share, basic and diluted	$(0.18)	$(0.24)
Weighted-average shares used to compute net loss per common share, basic and diluted	295,098	254,252
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	294,876	$29	$1,727,610	$291	$(1,345,106)	$382,824
Issuance of common stock in connection with restricted stock units, net of tax	408	1	—	—	—	1
Stock-based compensation	—	—	6,024	—	—	6,024
Other comprehensive loss	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	(52,195)	(52,195)
Balance as of March 31, 2025	295,284	$30	$1,733,634	$158	$(1,397,301)	$336,521

	Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	253,958	$25	$1,657,133	$(94)	$(1,002,112)	$654,952
Issuance of common stock upon exercise of stock options	869	—	103	—	—	103
Issuance of common stock in connection with restricted stock units, net of tax	100	—	(76)	—	—	(76)
Stock-based compensation	—	—	9,155	—	—	9,155
Other comprehensive loss	—	—	—	(310)	—	(310)
Net loss	—	—	—	—	(60,667)	(60,667)
Balance as of March 31, 2024	254,927	$25	$1,666,315	$(404)	$(1,062,779)	$603,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,195)	$(60,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,024	9,155
Depreciation and amortization expense	3,441	5,024
Net amortization and accretion on marketable securities	(1,725)	(4,367)
Loss on property and equipment disposals, net	1,291	15
Change in fair value of contingent consideration payable	(1,211)	—
Non-cash lease income	(710)	(373)
Change in fair value of success payment liabilities	(125)	968
Loss (gain) on marketable equity security	26	(1,535)
Impairment of other investments	—	13,001
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	2,000	595
Accounts payable	(1,654)	(113)
Accrued liabilities and other current liabilities	(9,788)	(3,606)
Other non-current liabilities	(112)	(113)
Net cash used in operating activities	(54,738)	(42,016)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(246)	(30)
Purchases of marketable securities	(84,411)	(108,011)
Maturities of marketable securities	154,123	130,035
Net cash provided by investing activities	69,466	21,994
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	103
Taxes paid related to net share settlement of equity awards	1	(76)
Net cash provided by financing activities	1	27
Net increase (decrease) in cash, cash equivalents and restricted cash	14,729	(19,995)
Cash, cash equivalents and restricted cash at beginning of period	107,287	145,931
Cash, cash equivalents and restricted cash at end of period	$122,016	$125,936
Represented by:
Cash and cash equivalents	$120,328	$125,650
Restricted cash	1,688	286
Total	$122,016	$125,936
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for amounts included in the measurement of lease liabilities	$3,095	$2,659
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$155	$220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
Lyell Immunopharma, Inc. (the “Company”) was incorporated in Delaware in June 2018. The Company is a clinical-stage cell therapy company advancing a pipeline of proprietary next-generation chimeric antigen receptor (“CAR”) T-cell product candidates for patients with hematologic malignancies and solid tumors. The Company’s primary activities since incorporation have been to develop T‑cell therapies, conduct research and development, execute clinical trials, enable and execute manufacturing activities in support of its product candidate development efforts, submit regulatory submissions, acquire technology and product candidates, enter into strategic license and collaboration arrangements, organize and staff the Company, conduct business planning, establish its intellectual property portfolio, raise capital and provide general and administrative support for these activities.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation.
The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. Certain information and footnote disclosures typically included in the Company’s audited consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented, but are not necessarily indicative of results to be expected for any future annual or interim period.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Liquidity and Management’s Plan
The Company discovers and develops product candidates that involve experimental technologies. The product candidates may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources or from the issuance of equity or debt securities. The Company believes that its available cash, cash equivalents and marketable securities as of March 31, 2025 will be adequate to fund its operations at least through the next 12 months from the date these unaudited condensed consolidated financial statements are issued.
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect reported amounts and related disclosures. Specific accounts that require management estimates include, but are not limited to, stock-based compensation, valuation of long-lived assets, other investments and accrued expenses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
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
Significant Accounting Policies
There have been no material changes to the significant accounting policies from the Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements
Recently Adopted
None.
Not Yet Adopted
Income Taxes
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024 and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.
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
3. Contingent Consideration Payable and Royalty Payments
On October 31, 2024 (the “Closing Date”), the Company completed its acquisition of ImmPACT Bio USA Inc., a Delaware corporation (“ImmPACT”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on the Closing Date, the Company acquired all of the outstanding equity interests of ImmPACT in exchange for an upfront payment of $30.0 million in cash (in addition to approximately $11.9 million for ImmPACT’s existing cash balance, net of certain of ImmPACT’s unpaid transaction expenses) and 37.5 million shares of Company common stock. Contingent consideration following the Closing Date includes (a) additional equity consideration of 12.5 million shares of Company Common Stock (“contingent consideration payable”) that may be earned upon the achievement of the earlier to occur of (i) the demonstration of certain clinical milestones or (ii) the receipt of certain regulatory approvals and (b) a low single-digit royalty on future net sales of the dual-targeting CD19/20 CAR T‑cell product in the United States. Contingent consideration payable in the Company’s consolidated balance sheet of $6.4 million as of March 31, 2025 consists of the additional equity consideration of 12.5 million shares of Company common stock.
The fair value of the contingent consideration payable was derived based on certain valuation inputs, including the closing share price of the Company’s common stock on the respective reporting dates and the probability of meeting the milestone, as further discussed in Note 7, Fair Value Measurements. Pursuant to the terms of the Merger Agreement, the Company has a right to offset and cause the sellers to forfeit shares underlying the contingent consideration payable against certain indemnification claims and indemnifiable losses. As a result of this provision, the number of shares underlying the contingent consideration payable is contingently subject to adjustments, and the Company has concluded that the arrangement is not indexed to the Company’s equity pursuant to guidance in Accounting Standards Codification (“ASC”) 815-40. Accordingly, the contingent consideration payable is classified as a liability, subject to be remeasured at fair value at each reporting date with changes in fair value reported in earnings until the liability is settled in accordance with the terms of the Merger Agreement.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of March 31, 2025, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The success payment liability was $0.1 million as of both March 31, 2025 and December 31, 2024, which is recognized in accrued liabilities and other current liabilities. With respect to the Fred Hutch Collaboration Agreement success payment obligations, the Company recognized success payment expense reversal of approximately zero for the three months ended March 31, 2025 and success payment expense of $0.4 million for the three months ended March 31, 2024, which are recognized in other income, net.
Stanford
License Agreement - In 2019, the Company entered into a license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford”) to license specified patent rights.
Collaboration and Success Payments - In October 2020, the Company entered into a research and collaboration agreement with Stanford (“Stanford Collaboration Agreement”), pursuant to which it granted Stanford rights to certain success payments. The potential payments for the Stanford Collaboration Agreement success payments are based on multiples of increased value ranging from 10 times to 50 times based on a comparison of the per share fair market value of the Company’s common stock relative to the original $1.83 per share issuance price of the Company’s Series A convertible preferred stock, which converted into an equal number of shares of the Company’s common stock in connection with the closing of the Company’s IPO. The aggregate success payments to Stanford are not to exceed $200.0 million, which would only occur upon a 50 times increase in value relative to the original $1.83 per share issuance price of the Company’s Series A convertible preferred stock. Each threshold is associated with a success payment, ascending from $10.0 million at $18.29 per share to $200.0 million at $91.44 per share, payable if such threshold is reached during the measurement period. The term of each success payment agreement ends on the earlier to occur of (i) the nine-year anniversary of the date of the agreement and (ii) a change in control transaction.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of March 31, 2025, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The success payment liability is estimated at the fair value at inception and at each subsequent reporting period and the expense is accreted over the service period of the Stanford Collaboration Agreement as research and development expense through September 2024. As of October 2024, the Company’s associated success payment liability was fully accreted to fair value as Stanford had provided the requisite service obligation to earn the potential success payment consideration. The success payment liability was $0.2 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively, which is recognized in accrued liabilities and other current liabilities. With respect to the Stanford Collaboration Agreement success payment obligations, the Company recognized success payment expense reversal of $0.1 million for the three months ended March 31, 2025 and success payment expense of $0.5 million for the three months ended March 31, 2024, which are recognized in other income, net and research and development expense, respectively.
5. Cash Equivalents and Marketable Securities
The fair value and amortized cost of cash equivalents and fixed income marketable securities by major security type are as follows (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$69,315	$—	$—	$69,315
U.S. Treasury securities	176,444	155	(19)	176,580
U.S. government agency securities	26,294	21	(1)	26,314
Corporate debt securities	35,895	7	(5)	35,897
Total cash equivalents and fixed income marketable securities	$307,948	$183	$(25)	$308,106

Classified as:	Fair Value
Cash equivalents	$98,312
Marketable securities	180,845
Marketable securities, non-current	28,949
Total cash equivalents and fixed income marketable securities	$308,106

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$73,975	$—	$—	$73,975
U.S. Treasury securities	226,049	262	(40)	226,271
U.S. government agency securities	36,765	51	(1)	36,815
Corporate debt securities	21,473	20	(1)	21,492
Total cash equivalents and fixed income marketable securities	$358,262	$333	$(42)	$358,553

Classified as:	Fair Value
Cash equivalents	$80,639
Marketable securities	264,900
Marketable securities, non-current	13,014
Total cash equivalents and fixed income marketable securities	$358,553
The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for less than 12 months were $82.8 million and $31.7 million as of March 31, 2025 and December 31, 2024, respectively. The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for greater than 12 months were zero as of both March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, all of the Company’s money market and fixed income marketable securities had a maturity date of two years or less, were available for use and were classified as available‑for‑sale. The Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before recovery of their amortized cost basis. The Company determined that there was no material change in the credit risk of the above investments as of both March 31, 2025 and December 31, 2024. As such, an allowance for credit losses has not been recognized. Gross realized gains and losses were de minimis for the three months ended March 31, 2025 and 2024 and as a result, amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2025 and 2024 were also de minimis. See Note 7, Fair Value Measurements, for additional information regarding cash equivalents and fixed income marketable securities.
6. Other Investments
In prior years the Company made minority ownership strategic investments. As of both March 31, 2025 and December 31, 2024, the aggregate carrying amount of the Company’s strategic investments in non-publicly traded companies was $19.0 million. These investments are measured at initial cost, minus impairment, if any, and plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Cumulative impairments of strategic investments in equity investments without readily determinable fair values still held as of both March 31, 2025 and December 31, 2024 were $23.0 million, reflecting the full impairment of two of the Company’s other investments in the first quarters of 2023 and 2024.
As a part of the acquisition of each of the Company’s other investments, the Company determines whether an investment or other interest is considered a variable interest. As of both March 31, 2025 and December 31, 2024, the Company held an interest in one entity that was concluded to be a variable interest for which the Company was not the primary beneficiary as the Company did not have the power to direct the activities that most significantly impact the economic performance of the variable interest entity. As of both March 31, 2025 and December 31, 2024, the carrying value and maximum exposure to loss of the Company’s variable interests was zero.
In connection with the preparation of the financial statements for the three months ended March 31, 2024, the Company performed a qualitative assessment of potential indicators of impairment and determined that indicators existed for one of its other investments with a carrying amount of $13.0 million. During the three months ended March 31, 2024, the anticipated funding for one of its other investments was not secured within the expected timeframe. As a result, the Company recorded impairment expense of $13.0 million for the three months ended March 31, 2024, which consisted of the full impairment of one of the Company’s other investments. The impairment expenses were recorded within impairment of other investments on the condensed consolidated statements of operations and comprehensive loss and as a reduction to the investment balances within other investments on the condensed consolidated balance sheets.

7. Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$69,315	$—	$—	$69,315
U.S. Treasury securities	—	176,580	—	176,580
U.S. government agency securities	—	26,314	—	26,314
Corporate debt securities	—	35,897	—	35,897
Marketable equity security	4	—	—	4
Total financial assets	$69,319	$238,791	$—	$308,110
Financial liabilities:
Contingent consideration payable	$—	$—	$6,389	$6,389
Success payment liabilities	—	—	286	286
Total financial liabilities	$—	$—	$6,675	$6,675

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$73,975	$—	$—	$73,975
U.S. Treasury securities	—	226,271	—	226,271
U.S. government agency securities	—	36,815	—	36,815
Corporate debt securities	—	21,492	—	21,492
Marketable equity security	30	—	—	30
Total financial assets	$74,005	$284,578	$—	$358,583
Financial liabilities:
Contingent consideration payable	$—	$—	$7,600	$7,600
Success payment liabilities	—	—	411	411
Total financial liabilities	$—	$—	$8,011	$8,011
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
The Company’s contingent consideration payable and success payment liabilities are classified as Level 3 financial instruments. The contingent consideration payable valuation was estimated using the Company’s common stock price and management’s assessment of the likelihood of achieving either (i) specified clinical milestones or (ii) certain regulatory approvals, which was determined to be approximately 95%. The success payment liabilities were estimated by management using its historical experience of the correlation of success payment fair values relative to the Company’s stock price.
The Company utilizes estimates and assumptions in determining the estimated contingent consideration payable and success payment liabilities and associated changes in fair value. A change in management’s assessment of the likelihood of achieving either (i) specified clinical milestones or (ii) certain regulatory approvals related to the estimated valuation of the contingent consideration payable may have a material change in its estimated fair value. Similarly, a small change in the valuation of the Company’s common stock may have a material change in the estimated fair value of the success payment liability and associated changes in fair value.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Contingent Consideration Payable	Success Payment Liabilities
Balance at December 31, 2024	$7,600	$411
Change in fair value (1)	(1,211)	(125)
Balance at March 31, 2025	$6,389	$286
(1)The change in fair value of the contingent consideration payable and success payment liabilities are recorded in other income, net.
8. Leases
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
The following table summarizes the Company’s future minimum operating lease commitments as of March 31, 2025 (in thousands):

Year Ending December 31:
2025 (remaining nine months)	$9,492
2026	12,959
2027	13,341
2028	13,005
2029	10,398
Thereafter	12,188
Total undiscounted lease payments	71,383
Less: imputed interest	(14,294)
Total operating lease liabilities	$57,089

Reported as of March 31, 2025:
Short-term portion of lease liabilities (included in accrued liabilities and other current liabilities)	$8,238
Operating lease liabilities, non-current	48,851
Total	$57,089
The operating lease costs for all operating leases were $2.4 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively. The operating lease costs and total commitments for short-term leases were de minimis for the three months ended March 31, 2025 and 2024. Variable lease costs for operating leases were $1.9 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively. The weighted-average remaining lease terms for operating leases were 5.5 and 5.7 years as of March 31, 2025 and December 31, 2024, respectively. The weighted‑average discount rate for operating leases was 8.5% as of both March 31, 2025 and December 31, 2024.
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

The Company’s sublease income is recognized within other operating income, net in the condensed consolidated statements of operations and comprehensive loss. Total operating income from the subleases and income solely attributable to the subleases are shown in the table below (in thousands). Total operating income includes income attributable to the subleases, as well as additional operating fees recognized in “other operating income, net” such as common area maintenance charges.

	Three Months Ended March 31,
	2025	2024
Other operating income, net - subleases	$1,387	$1,104
Sublease income	$900	$676
9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 10.0 million shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, no shares of preferred stock were outstanding.
Common Stock
The Company is authorized to issue 500.0 million shares of common stock with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 295,283,653 shares and 294,875,546 shares of the Company’s common stock outstanding, respectively.
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
10. Stock-based Compensation
Equity Incentive and Employee Stock Purchase Plans
In June 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”), both of which became effective on the date of the underwriting agreement related to the Company’s IPO. Under the 2021 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock appreciation rights, performance awards and other stock-based awards. The term of any stock option granted under the 2021 Plan cannot exceed ten years. Generally, stock options (other than performance-based stock options, discussed below) and RSU awards granted by the Company vest over four years but may be granted with different vesting terms. PSUs generally vest over a three-year performance period, subject to the achievement of the associated performance condition. On January 1, 2025, the Company reserved an additional 14,743,777 shares of common stock for issuance under the 2021 Plan representing 5% of the total common shares outstanding as of December 31, 2024. The Company’s board of directors elected to reserve no additional shares under the 2021 ESPP for the year beginning January 1, 2025.
The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering or on the purchase date. Under the 2021 ESPP, zero shares were issued for both of the three months ended March 31, 2025 and 2024.
As of March 31, 2025, 46,407,408 and 5,046,445 shares were available for future issuance pursuant to the 2021 Plan and the 2021 ESPP, respectively.

Stock-based Compensation Expense
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$2,388	$3,792
General and administrative	3,636	5,363
Total stock-based compensation expense	$6,024	$9,155
At March 31, 2025, total stock-based compensation cost related to unvested awards not yet recognized was $41.0 million, which is expected to be recognized over a remaining weighted-average period of 2.3 years.
Stock Options Repricing
In November 2023, the Board of Directors of the Company approved, effective November 16, 2023, a one-time repricing of certain stock option awards that had been granted to date under the 2021 Plan and 2018 Plan. The repricing impacted stock options with exercise prices greater than $2.37 held by employees who remained employed as of November 16, 2023 and were not impacted by the Company’s November 2023 reduction in workforce. The original exercise prices of the repriced stock options ranged from $2.61 to $17.95 per share for 200 total grantees with 23,416,860 shares repriced. Each stock option was repriced to have a per share exercise price of $1.87, which was the closing price of the Company’s common stock on November 16, 2023. To receive the new exercise price, option holders were required to be employed with the Company through November 15, 2024. Additionally, the vesting schedule for the unvested shares underlying repriced stock options held by executives at the level of senior vice president and above was extended for an additional year. There were no changes to the vesting schedules for employees below the level of senior vice president. No changes were made to the expiration dates of, or number of shares underlying the repriced stock options. Incremental stock‑based compensation expense resulting from the repricing was $8.9 million in the aggregate. Expense for vested awards was recognized through November 15, 2024 and expense for unvested awards will be recognized over the remaining service life of the option.
Performance-Based Stock Options
During the three months ended March 31, 2025, the Company granted performance-based stock options to certain key employees. Performance-based stock options (“PBOs”) awarded to employees have a three-year performance period and vest based upon the Company’s performance against a two- and three-year relative total shareholder return (“rTSR”) metric or upon the achievement of certain clinical development milestones. None of the clinical development milestones were probable of achievement as of March 31, 2025. For the portion of PBOs subject to certain clinical development milestones, 50% vest upon the achievement of the applicable milestone and the remaining 50% vest upon the earlier of (a) one year of service from the date of such achievement and (b) the end of the three-year performance period. The vesting of all PBOs granted is also subject to the respective employee’s continued employment. The Company valued the portion of the PBOs subject to the rTSR metric using a Monte Carlo simulation. The number of PBOs granted subject to the rTSR metrics represents the target number of options that are eligible to be earned based on the achievement of the metrics established at the beginning of the performance period, which ends on December 31st of the three-year performance period. For the portion of PBOs subject to the rTSR metrics, employees may ultimately earn between zero and 200% of the target number of PBOs granted based on the degree of achievement of the applicable rTSR metric. Accordingly, additional PBOs may be issued or currently outstanding PBOs may be cancelled upon final determination of the number of units earned. PBOs have contractual terms of ten years from grant date.

A summary of the Company’s PBO activity was as follows:

	Number of PBOs	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
PBOs outstanding as of December 31, 2024	0	$—	—	$—
Granted(1)	2,765,000	$0.55
Exercised	—	$—
Canceled or forfeited	—	$—
PBOs outstanding as of March 31, 2025	2,765,000	$0.55	9.86	$—
PBOs exercisable as of March 31, 2025	0	$—	—	$—
(1)     PBO grants reflect the target number of options eligible to be earned at the time of grant.
Performance-Based Restricted Stock Units
During the year ended December 31, 2024, the Company granted PSU awards to certain key employees. PSUs awarded to employees have a three-year performance period and vest based upon the Company’s performance against a two- and three-year rTSR metric or upon the achievement of certain clinical development milestones. Certain of the clinical development milestones were determined to be probable of achievement as of March 31, 2025, representing 1.5 million shares. For the portion of PSUs subject to certain clinical development milestones (other than the bonus clinical development milestone), 50% vest upon the achievement of the applicable milestone, and the remaining 50% vest upon the earlier of (a) one year of service from the date of such achievement and (b) the end of the three-year performance period. The vesting of all PSU awards granted is also subject to the respective employee’s continued employment. The Company valued the portion of PSUs subject to the rTSR metric using a Monte Carlo simulation. The number of PSUs granted subject to the rTSR metrics represents the target number of units that are eligible to be earned based on the achievement of the metrics established at the beginning of the performance period, which ends on December 31st of the three-year performance period. For the portion of PSUs subject to the rTSR metrics, employees may ultimately earn between zero and 200% of the target number of PSUs granted based on the degree of achievement of the applicable rTSR metric. Accordingly, additional PSUs may be issued or currently outstanding PSUs may be cancelled upon final determination of the number of units earned. Stock-based compensation expense recognized for the PSU awards was approximately $0.5 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
A summary of the Company’s PSU activity was as follows:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested PSUs as of December 31, 2024(1)	2,703,400	$1.88
PSUs granted	—	$—
PSUs vested	—	$—
PSUs forfeited or canceled	—	$—
Unvested PSUs as of March 31, 2025	2,703,400	$1.88
(1)     PSU grants reflect the target number of shares eligible to be earned at the time of grant.

As of March 31, 2025, none of the PSU metrics have been met, resulting in no shares vesting.
Restricted Stock Units
A summary of the Company’s RSU activity was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested RSUs as of December 31, 2024	5,623,819	$1.72
RSUs granted	4,642,700	$0.56
RSUs vested	(408,119)	$1.93
RSUs forfeited or canceled	(753,004)	$1.84
Unvested RSUs as of March 31, 2025	9,105,396	$1.11
Stock Options
A summary of the Company’s stock option activity was as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2024	44,787,083	$2.49	6.62	$1,479
Granted	4,875,000	$0.56
Exercised	—	$—
Canceled or forfeited	(2,012,790)	$2.08
Options outstanding as of March 31, 2025	47,649,293	$2.31	6.79	$1,189
Options exercisable as of March 31, 2025	30,177,163	$2.73	5.80	$1,189
The fair value of stock options granted to employees and directors was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.39%	4.15%
Expected volatility	83.5%	75.9%
Expected term (in years)	6.08	6.04
Expected dividend yield	0%	0%
The weighted-average grant date fair value of options granted for the three months ended March 31, 2025 and 2024 were $0.41 per share and $1.26 per share, respectively.
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
12. Commitments and Contingencies
License and Collaboration Agreements
The Company has entered into certain license and collaboration agreements, including those identified in Note 4, License, Collaboration and Success Payment Agreements above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial milestones. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause the discontinuance of the programs, including termination of such agreements. Due to the nature of these agreements, the future potential payments are inherently uncertain, and accordingly no amounts had been recorded for the potential future achievement of these targets as of both March 31, 2025 and December 31, 2024.
13. Related-party Transactions
In September 2021, the Company entered into a sublease with Sonoma (“Sonoma Sublease”), with whom the Company has common stockholders with board seats, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. Dr. Klausner, the Chair of the Company’s board of directors, also serves as Board Chair of the board of directors of Sonoma. As a part of the Sonoma Sublease, a $4.6 million tenant improvement contribution payment was made by Sonoma, which is recognized over the term of the Sonoma Sublease. As of both March 31, 2025 and December 31, 2024, there were accrued liabilities and other current liabilities of $0.5 million and as of March 31, 2025 and December 31, 2024, other non-current liabilities of $2.4 million and $2.5 million, respectively, in connection with the Sonoma Sublease. Total operating income from Sonoma and income solely attributable to the Sonoma Sublease are shown in the table below (in thousands). Total operating income includes income attributable to the sublease, as well as additional operating fees recognized in “other operating income, net” such as common area maintenance charges. See Note 8, Leases, for more detail on the Sonoma Sublease.

	Three Months Ended March 31,
	2025	2024
Sonoma other operating income, net	$701	$807
Sonoma sublease income	$465	$465
14. Segment
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
The CODM evaluates the performance of the Company’s sole reportable segment based on net income or loss that also is reported on the condensed consolidated statements of operations and comprehensive loss as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

	Three Months Ended March 31,
	2025	2024
Revenue	$7	$3
Operating expenses:
Research and development
Technical operations	21,833	17,271
Clinical development	8,919	8,383
Non-clinical research	5,146	10,528
Facilities and technology	7,549	6,992
Total research and development expenses	43,447	43,174
General and administrative
Business support	9,071	8,916
Corporate expenses and outside services	3,831	3,668
Facilities and technology	1,144	910
Total general and administrative expenses	14,046	13,494
Other operating income, net	(119)	(1,090)
Total operating expenses	57,374	55,578
Loss from operations	(57,367)	(55,575)
Interest income, net	3,862	6,819
Other income, net	1,310	1,090
Impairment of other investments	—	(13,001)
Total other income, net	5,172	(5,092)
Net loss	$(52,195)	$(60,667)
Total expenditures for additions to the Company’s property and equipment, net were $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q , and our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (SEC) on March 11, 2025. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also the section titled “Special Note Regarding Forward-Looking Statements.”
Overview
We are a clinical-stage cell therapy company expecting to enter pivotal trials in 2025 and advancing a pipeline of proprietary next-generation autologous chimeric antigen receptor (CAR) T-cell product candidates for patients with hematologic malignancies and solid tumors. We are pioneering novel approaches designed to generate T-cell therapies that drive long-lasting clinical responses. The patient’s own living cells are the starting point for our investigational CAR T-cell therapies, and we enhance them with our innovative CAR constructs, technology and manufacturing protocols.
In hematologic malignancies, we are focused on advancing to pivotal trials a product candidate designed to deliver improved outcomes over first-generation CD19 CAR T-cell therapies for patients with B-cell lymphomas. Our lead program, LYL314 (formerly IMPT-314), is a dual-targeting CD19/CD20 CAR T-cell product candidate designed to increase complete response rates and prolong the duration of response as compared to the approved CD19‑targeted CAR T-cell therapies and is currently under evaluation in a Phase 1/2 clinical trial for the treatment of patients with relapsed and/or refractory large B‑cell lymphoma. LYL314 is designed with a true ‘OR’ logic gate to target B cells that express either CD19 or CD20 with full potency and is manufactured with a process that enriches for CD62L-positive cells to generate more naïve and central memory CAR T cells with enhanced stemlike features and antitumor activity.
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

Our pipeline of next-generation CAR T-cell product candidates target cancers with large unmet need and is summarized in Table 1 below:
Table 1: Lyell’s Pipeline
Our Pipeline Programs
LYL314 (formerly IMPT-314): A next-generation dual-targeting CD19/CD20 CAR T-cell product candidate designed to increase complete response rates and prolong the duration of responses as compared to the approved CD19‑targeted CAR T-cell therapies for the treatment of large B-cell lymphoma.
Our lead program, LYL314, is targeting patients with aggressive relapsed and/or refractory large B-cell non‑Hodgkin lymphoma (NHL). Lymphoma is a blood cancer that begins in lymphocytes and spreads primarily in lymph nodes, but can also metastasize to the liver, kidney, brain and other organs. Lymphomas are broadly classified as either Hodgkin or non‑Hodgkin lymphoma, with NHL present in multiple groups of lymph nodes whereas Hodgkin lymphoma is typically located in a single group of lymph nodes, generally in the upper body. NHL is the more common form of lymphoma, representing approximately 90% of all lymphomas.
We are initially focused on developing LYL314 for the treatment of patients with NHL subtypes representing approximately 35% of the over 80,000 patients estimated to be diagnosed with NHL in the United States in 2025 and 545,000 patients worldwide. The NHL subtypes we intend to initially pursue include diffuse large B-cell lymphoma (DLBCL), high grade B-cell lymphoma (HGBCL), primary mediastinal large B-cell lymphoma (PMBCL), transformed follicular lymphoma (tFL) and Grade 3B follicular lymphoma (FL3B). DLBCL represents approximately 31% of patients diagnosed with NHL each year (of which approximately 5% are HGBCL). PMBCL represents approximately 3% and FL3B and tFL each represent approximately 1 to 2% of patients diagnosed with NHL each year. We may choose to further expand development to include additional NHL subtypes in the future.

Figure 1: NHL is comprised of over 90 distinct subtypes, of which DLBCL is the most common form accounting for ~31% of all patients diagnosed with NHL. We are initially focused on developing LYL314 for the treatment of patients with NHL subtypes representing approximately 35% of the patients estimated to be diagnosed with NHL. The NHL subtypes we intend to initially pursue include DLBCL, PMBCL, tFL and Grade 3B follicular lymphoma (FL3B).
While the first generation of CD19 CAR T-cell therapies delivered a major advance in treatment for patients with B-cell lymphoma, there remains a need for therapies that deliver more complete and durable responses. More than 40% of patients with aggressive large B-cell lymphoma treated in the third- or later-line setting with a CD19 CAR T-cell therapy are not disease-free after treatment and 30% of patients do not respond at all. Of these patients treated with an approved CD19 CAR T-cell therapy, approximately 50% of patients progress or die within six months, and the overall survival at one year for patients treated with a CD19 CAR T-cell therapy is only 50% to 60%.
LYL314 is an autologous dual-targeting CD19/CD20 CAR T-cell therapy designed to kill B cells expressing CD19 and/or CD20 antigens for the treatment of patients with aggressive B-cell malignancies. We acquired this product candidate through our acquisition of ImmPACT Bio USA Inc. (ImmPACT) in October 2024.
A dual-targeting, or bispecific, CAR recognizes two targets. LYL314 is rationally designed with a true CD19/CD20 “OR” logic-gated CAR targeting either CD19 or CD20 with full potency, and the cell therapy product is enriched for naïve and central memory T cells. Together, this novel construct and the cell enrichment for naïve and central memory T cells are designed to provide multiple clinical benefits over CD19 CAR T-cell therapies, including:
•Ability to target lower or heterogeneous CD19 antigen density and result in a higher percentage of complete responses than with a single targeting CAR agent;
•Increase in the duration of responses by preventing relapse due to CD19 antigen escape; and
•Better cell engraftment, persistence and reduced exhaustion to provide longer duration of responses.
LYL314 consists of autologous T cells that are genetically modified through transduction with a lentiviral vector expressing a CAR construct composed of anti-CD19 and anti-CD20 single-chain variable fragments (scFvs) in tandem and an intracellular portion that contains the T-cell signaling zeta chain (CD3-ζ) and the 4-1BB co-stimulatory domain (Figure 2). This differentiates LYL314 from cell therapies and other therapeutic modalities that singularly target CD19, CD20 or CD22.

Figure 2: LYL314 contains separate, tandem scFV antibody domains designed to target both CD19 and CD20 and is manufactured using a CAR construct that contains a 4-1BB costimulatory domain and is manufactured with a process to enrich for CD62-positive naïve and central memory T cells.
Antigen heterogeneity, which refers to variation in the expression levels of tumor antigens across cancer cells, can limit the effectiveness of targeted therapies, including CD19 CAR T-cell therapy. Nonclinical data demonstrated that LYL314’s optimized tandem CAR design is capable of killing target cells that express CD19 only, CD20 only or both antigens with full potency, thus it has the potential to achieve a higher percentage of complete responses than a single targeting agent, particularly in those patients with malignant B cells with a lower or heterogeneous CD19 antigen density.
CD19 antigen escape, a mechanism by which tumor cells evade the host immune system or targeted therapy through loss, downregulation or modification of target antigens, is a known mechanism contributing to disease relapse. LYL314’s dual-targeting of both CD19 and CD20 was designed to overcome CD19 antigen escape and potentially prolong the duration of responses, as well as to target malignant B cells with limited or no expression of CD19 to achieve a higher overall response rate. In a nonclinical xenograft model of mixed tumor cells (75% CD19-positive/CD20-positive, 25% CD19-negative/CD20-positive), mice treated with CAR T cells that targeted CD19 and CD20 in this manner eliminated tumors and overcame a subsequent tumor re-challenge, whereas CD19 CAR T-cell treatment failed to control the tumors.
Additionally, LYL314 is manufactured to produce a CAR T-cell product with higher proportions of naïve and central memory T cells through a process that enriches for CD62L-expressing cells. This manufacturing process is designed to generate CAR T cells with enhanced antitumor activity, which we believe could result in both increased complete response rates and more durable responses. Naïve T cells are mature T lymphocytes that have differentiated in the bone marrow and undergone central tolerance selection in the thymus, but have not interacted with their antigen. CAR T cells generated from these CD62L-positive less differentiated T cells have been associated with better engraftment, improved persistence, reduced exhaustion and lower cytokine production compared to CAR T cells generated from traditional processes. The enrichment of CD62L-expressing T cells does not increase the manufacturing time, which is similar to that of the approved CD19 CAR T-cell therapies. Data from the ZUMA-7 pivotal trial of axicabtagene ciloleucel in patients with relapsed and/or refractory large B-cell lymphoma demonstrated an improved overall survival in those patients with a higher median percentage of T cells with a naïve/stem memory phenotype in the administered cell product.
ImmPACT licensed its dual-targeting CD19/CD20 CAR T-cell product candidate from the University of California Los Angeles (UCLA). Interim Phase 1 data in 13 patients with relapsed and/or refractory aggressive NHL treated in a UCLA‑sponsored single-center clinical trial were presented (Figure 3). CAR T‑cell naïve patients with relapsed and/or refractory DLBCL, PMBCL, MCL or FL after at least two lines of therapy were evaluated. Autologous T cells were obtained and enriched for CD62L-positive naïve or memory T cells. Two doses were to be evaluated including 50 and 200 million cells. Three patients received cell doses below 50 million cells due to manufacturing issues. The overall response rate was 92% with a complete response rate of 77% (10/13 patients). The median progression-free survival was 50.1 months, and median overall survival was not reached with a median follow‑up of 32 months (range: 5.7 – not estimable). The overall survival at three years was 65%. A favorable safety profile was observed with no cases of cytokine release syndrome (CRS) above Grade 1 and no reported cases of immune effector cell‑associated neurotoxicity syndrome (ICANS). Two patients in this study who achieved a complete response but experienced disease progression after approximately 18 months and four years, respectively, were both successfully retreated with the UCLA CD19/CD20 CAR T-cell product and both patients again achieved a complete response.
Figure 3: Interim Phase 1 data in 13 patients with relapsed and/or refractory aggressive NHL treated with UCLA-314 in a UCLA‑sponsored clinical trial were presented at the 2024 American Association for Cancer Research Special Conference in Cancer Research: Tumor Immunology and Immunotherapy.
UCLA licensed the CD19/CD20 dual-targeting CAR construct to ImmPACT, who developed a Good Manufacturing Practices (GMP) manufacturing process and initiated a Phase 1/2 clinical trial with its product candidate IMPT-314. We acquired ImmPACT in October 2024 and are continuing the development of LYL314 (formerly IMPT-314).
Phase 1/2 Clinical Trial of LYL314
Our ongoing Phase 1/2 trial of LYL314 is a multi-center, open-label dose-escalation and dose-expansion clinical trial designed to evaluate the safety and clinical benefit of LYL314 and to determine a recommended Phase 2 dose in patients with relapsed and/or refractory aggressive large B-cell lymphoma. The trial is enrolling CAR T-cell therapy naïve patients in the third- or later-line and second-line settings with relapsed and/or refractory DLBCL, PMBCL, HGBCL, FL3B and tFL. If successful, we may expand into other types of B-cell NHL.
Phase 1/2 Clinical Data
We reported initial data from the ongoing Phase 1/2 trial at the American Society of Hematology 2024 Annual Meeting (ASH). As of October 22, 2024 (the data cutoff date for the presentation at ASH), 23 patients with relapsed and/or refractory CAR T-naïve LBCL received LYL314 and comprised the safety population. The efficacy evaluable population consisted of 17 patients and was defined as patients with a response assessment at Day 84 or later or an earlier scan with a complete response or progressive disease. Of the six patients not included in the efficacy evaluable population presented at ASH, two were excluded because they had T-cell histiocyte-rich lymphoma, a histologic subtype with a poor prognosis that is not included in the clinical trial moving forward, and four patients who had not yet reached their Day 84 scan.
The demographic and baseline characteristic data from the patients enrolled into the trial demonstrated a median age of 65 (range, 21 – 87) years. The majority (61%) were patients diagnosed with DLBCL, and patients that had experienced a median of three prior lines of therapy (range, 2 – 6) prior to enrollment. Approximately 50% of patients had elevated lactate dehydrogenase levels suggesting high disease burden and 53% of patients received bridging therapy.
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

Table 2: Best overall response in CAR T-cell therapy naïve patients in the third- or later-line cohort in the initial data presented at the 2024 American Society of Hematology annual meeting. Data cutoff October 22, 2024.

Overall Response Rate of 94% and Complete Response Rate of 71% Were Achieved By 3 Months after LYL314 Treatment

Swimmer Plot of Individual Patient Trajectories over Time; CAR T-Naïve Cohort in the 3rd Line+ Setting

DLBCL
tFL
DLBCL
DLBCL
HGBCL
DLBCL
tFL
tFL
DLBCL
DLBCL
DLBCL
DLBCL
HGBCL
DLBCL
HGBCL
DLBCL
HGBCL
Last Assessment
Complete Response
Partial Response
Stable Disease
Progressive Disease
Survival Follow Up
Death
1
3
6
9
12
Time Post LYL314 Infusion (Months)

Individual patient trajectories demonstrated a 94% ORR and a 71% CR rate with 71% of patients in response at last follow-up with median follow up of 6.3 months (range, 1.2–12.5 months)

Data Cutoff: October 22, 2024

CR, complete response; DLBCL, diffuse large B-cell lymphoma; HGBCL, high-grade B-cell lymphoma; ORR, overall response rate; tFL, transformed follicular lymphoma to DLBCL.

Figure 4: Initial data from the Phase 1/2 trial in patients with relapsed and/or refractory aggressive large B-cell lymphoma treated with LYL314 were presented at American Society of Hematology 2024 Annual Meeting. The efficacy evaluable population consisted of 17 patients. The overall response rate was 94% (16/17 patients), with 71% (12/17 patients) achieving a complete response by three months. The median follow up was 6.3 months (range 1.2 – 12.5 months) and 71% of patients were experiencing a response when these data were reported.
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
LYL314 demonstrated robust expansion and peak cell expansion occurred between Days 7 and 28 after LYL314 infusion (median Tmax = 10 days). Median peak of expansion (Cmax) was 93,723 copies/µg gDNA (range 2,338 – 555,284). LYL314 cells persisted multiple weeks post infusion across multiple patients with median expansion at Day 28 of 11,766 copies/µg gDNA (range 56 – 555,284). The median peak expansion of LYL314 is approximately four‑fold higher than the median peak expansion reported for lisocabtagene maraleucel, a CD19 CAR T-cell therapy approved for patients with relapsed and/or refractory LBCL. Greater CAR T-cell expansion has been associated with improved treatment response in patients with B-cell lymphoma. Additionally, the final drug product contained the desired naïve and central memory cell phenotype (median, 91%; range, 82 – 99%) that has been associated with improved overall survival in other CAR T‑cell clinical studies.
The Phase 1/2 clinical trial is ongoing and currently enrolling patients with relapsed and/or refractory LBCL who are being treated in the third- or later and second-line settings and have not previously received CAR T-cell therapy. LYL314 has received Regenerative Medicine Advanced Therapy (RMAT) as well as Fast Track designations from the U.S. Food and Drug Administration (FDA) for the treatment of adults with relapsed and/or refractory diffuse LBCL in the third- or later-line setting.
•New clinical data from the Phase 1/2 multi-center clinical trial of LYL314 in patients with relapsed and/or refractory LBCL will be presented at the 18th International Conference on Malignant Lymphoma on June 18th, including more mature data from patients treated in the third- or later-line setting and initial data from patients treated in the second-line setting. The data will be highlighted in an oral presentation titled “LYL314, a CD19/CD20 CAR T-cell candidate enriched for CD62L+ stem-like cells, achieves high rates of durable complete responses in R/R large B-cell lymphoma.”
•Received RMAT designation from the FDA for LYL314 for the treatment of relapsed and/or refractory DLBCL, in the third- or later-line setting. RMAT designation recognizes the potential of LYL314 to address significant unmet needs of patients with relapsed and/or refractory DLBCL and enables an increased frequency of communications with FDA on the development of LYL314.
•LYL314 clinical supply is now being manufactured at our LyFE Manufacturing CenterTM (LyFE) in Bothell, Washington following successful technology transfer and clearance by the FDA of an Investigational New Drug (IND) amendment. LyFE is our state-of-the-art cell therapy manufacturing facility with the capacity to provide drug supply for the ongoing and planned pivotal trials and through potential commercial launch with a capacity of over 1,000 CAR T-cell therapy doses per year.
•We expect to initiate a pivotal trial in mid-2025 in patients with relapsed and/or refractory LBCL in the third- or later‑line setting who have not yet received CAR T-cell therapy.
•We expect to present more mature data from the ongoing Phase 1/2 trial from patients in the second-line setting in late-2025.
•We expect to initiate a pivotal trial by early 2026 in patients with relapsed and/or refractory LBCL in the second-line setting who have not yet received CAR T-cell therapy.
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
We continue to invest in earlier stage cell therapy research and development utilizing our proprietary technologies. We are advancing a fully-armed solid tumor CAR T-cell product candidate with an undisclosed target, with the CAR T-cells incorporating multiple technologies, each designed to address different barriers to effective cell therapies, including T-cell exhaustion, lack of durable stemness, as well as immune suppression within the hostile tumor microenvironment.
T-Cell Enhancement and Manufacturing Technologies for Solid Tumors
At Lyell, we believe that careful selection and evaluation of our CAR targets is important to ensure we are aiming for larger markets with substantial unmet medical need and to ensure that binding to normal tissues is limited and manageable for safety. Selecting an appropriate antigen target and designing a potent CAR construct, however, are necessary but insufficient for most solid tumors. Based on nonclinical evidence and clinical data, we believe there are multiple mechanisms limiting the efficacy and durability of cell therapy for solid tumors. To address this need, we are advancing solid tumor CAR T‑cell product candidates with new CAR targets and that are armed with a suite of proprietary anti-exhaustion and durable stemness technologies, as well as new enhancements designed to overcome the hostile tumor microenvironment. Our next-generation CAR T-cell product candidates are fully-armed, meaning they incorporate multiple technologies, each designed to address different efficacy barriers to cell therapies for solid tumors, including T‑cell exhaustion, lack of durable stemness, as well as immune suppression within the hostile tumor microenvironment. Our technologies and manufacturing approaches designed to generate CAR T cells that can achieve potent and durable anti‑tumor cytotoxicity are summarized in Table 3 described below.

•The first IND submission for a fully-armed CAR T-cell product candidate with an undisclosed target for solid tumors is expected in 2026.
•An abstract titled “Engineered T Cells Combining Stackable Reprogramming Technologies Enable Durable Anti‑tumor Activity in Xenograft Solid Tumors” has been accepted for an oral presentation at the 28th Annual Meeting of the American Society of Gene & Cell Therapy (ASGCT) on May 16, 2025, in New Orleans, LA. The presentation will highlight preclinical data demonstrating that engineered T cells enhanced with c-Jun overexpression, a chimeric co-stimulatory receptor and localized cytokine signaling technologies demonstrated potent tumor cell killing in vitro, T-cell viability in vitro and in vivo without cytokine support and effective, durable antitumor activity in preclinical solid tumor models.
•An abstract titled “Optimizing Stim-R™, a synthetic stimulatory agent, for feeder-free tumor-infiltrating lymphocyte manufacturing” was presented at the American Association for Cancer Research (AACR) Annual Meeting 2025. The presented work demonstrated that Stim-R, our customizable synthetic T-cell activation reagent designed to emulate natural antigen presentation, has the potential to overcome scalability limitations in tumor‑infiltrating lymphocyte manufacturing processes by providing a synthetic replacement for feeder cells.

Multiple Approaches Designed to Create Next-Generation CAR T Cells with Potent Anti-Tumor Functionality

Technology/ Manufacturing Approach	Potential Benefits: Anti-Exhaustion	Enhanced Stemness	Increased Proliferation/ Persistence	Improved Cytotoxicity	
c-Jun	✓		✓	✓	c-Jun and NR4A3 regulate the AP-1 transcription factor pathway, which plays a key role in T-cell effector function
NR4A3	✓		✓	✓	
Epi-R		✓	✓		Manufacturing protocols designed to generate more stem-like cells that self renew and persist despite repeat antigen stimulation
CD62L positive enrichment		✓	✓		
Stim-R			✓	✓	Customizable synthetic T-cell activation reagent designed to closely emulate natural antigen presentation to generate more potent T cells
Undisclosed new technologies			✓	✓	Expression of novel chimeric proteins to optimize CAR T-cell killing in the hostile TME (e.g., TGFβ blockade and local cytokine signals)

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
Our LyFE Manufacturing Center™ located in Bothell, Washington is approximately 73,000 square feet and is comprised of manufacturing suites, laboratories and offices. At full staffing and capacity, we expect to be able to manufacture >1,000 patient CAR T‑cell products/year and support our clinical development needs for LYL314 and other pipeline programs, as well as early commercial launch of LYL314, if approved. LyFE was commissioned and designed to be in compliance with U.S. and EU current Good Manufacturing Practices (cGMP) standards and has a flexible and modular design enabling CAR T‑cell, TIL, TCR T-cell therapies and cGMP viral vector production to control and de‑risk the manufacturing sequence and timing of the major components of our supply chain. Owning our own facility has enabled seamless collaboration across research, process development and manufacturing for high-quality reproducibility at manufacturing scale.

We are focused on maintaining a manufacturing strategy that is operationally efficient to maximize our capacity and avoid any disruption to clinical trial supply. Following a successful technology transfer and clearance by the FDA of an IND amendment, we have transitioned manufacturing from our West Hills facility that was acquired from ImmPACT to our LyFE manufacturing center in Bothell, Washington. LyFE is now manufacturing LYL314 to supply the ongoing Phase 1/2 clinical trial for relapsed and/or refractory LBCL. As a result, in March 2025, our Board of Directors approved the closure of the West Hills manufacturing facility and the related reduction in workforce in West Hills by approximately 73 employees.
Macroeconomic Environment
Our business and operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges such as the effects of disruption between the U.S. and its trading partners due to tariffs or other policies, the ongoing geopolitical conflicts in Ukraine, armed conflicts and turmoil in the Middle East, tensions in U.S.-China relations, inflationary pressures, fluctuations in the interest rate environment, instability in the banking industry, supply constraints and overall market volatility. Economic uncertainty may persist into the remainder of 2025, and the market dynamics discussed above and similar adverse conditions may negatively impact our business.
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
Operating Expenses
Research and Development
To date, research and development expenses consist of costs incurred by us for the discovery and development of our technology platforms and product candidates and include costs incurred in connection with conducting and completing current and planned clinical trials, strategic collaborations, costs to license technology, personnel-related costs, including stock-based compensation expense, facility and technology related costs, research and laboratory expenses, as well as other expenses, which include consulting fees and other costs. Upfront payments and milestones paid to third parties in connection with technology platforms that have not reached technological feasibility and do not have an alternative future use are expensed as incurred.
Research and development expenses also include non-cash expenses related to the change in the estimated fair value of the success payment obligations over their respective requisite service terms granted to Fred Hutchinson Cancer Center (Fred Hutch) and The Board of Trustees of the Leland Stanford Junior University (Stanford). Fred Hutch and Stanford have provided the requisite service obligation to earn the potential success payment consideration under their collaboration agreements as of December 31, 2022 and September 30, 2024, respectively. For reporting periods beginning on January 1, 2023, for Fred Hutch, and October 1, 2024, for Stanford, the change in the success payment liability fair value is recognized in other income, net, as the requisite service obligation has been met. See Note 4, License, Collaboration and Success Payment Agreements, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. Research and development expenses related to our success payment liabilities are unpredictable and may vary significantly from quarter‑to‑quarter and year‑to‑year due to changes in our assumptions used in the calculation.
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
Research and development activities account for a significant portion of our operating expenses. We anticipate that our research and development expenses will increase over the foreseeable future as we expand our research and development efforts, including completing nonclinical studies, commencing planned clinical trials, conducting and completing current and planned clinical trials, seeking regulatory approvals of our product candidates, identifying new product candidates and incurring costs to acquire and license technology platforms. A change in the outcome of any of these variables could mean a significant change in the costs and timing associated with the development of our product candidates. Because we are early in our research and clinical development efforts of our product candidates, and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the nonclinical development, clinical development and commercialization of product candidates or whether, or when, we may achieve profitability.
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
General and Administrative
General and administrative costs include personnel-related expenses, including stock-based compensation expense for personnel in executive, legal, finance and other administrative functions, legal costs, transaction costs related to licensing and collaboration agreements, as well as fees paid for accounting and tax services, consulting fees and facilities costs not otherwise included in research and development expenses. Legal costs include those related to corporate, dispute and patent matters.
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
Other Income, Net
Other income, net consists primarily of the change in fair value associated with our contingent consideration payable and success payment liabilities to Fred Hutch and Stanford for the three months ended March 31, 2025. Other income, net consists primarily of the change in fair value associated with our success payment liabilities to Fred Hutch and changes to the fair value of our marketable equity security that is publicly traded for the three months ended March 31, 2024.
Impairment of Other Investments
Impairment of other investments consists of reductions in the value of certain other investments.
Results of Operations
Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Revenue	$7	$3	$4
Operating expenses:
Research and development	43,447	43,174	273
General and administrative	14,046	13,494	552
Other operating income, net	(119)	(1,090)	971
Total operating expenses	57,374	55,578	1,796
Loss from operations	(57,367)	(55,575)	(1,792)
Interest income, net	3,862	6,819	(2,957)
Other income, net	1,310	1,090	220
Impairment of other investments	—	(13,001)	13,001
Total other income (loss), net	5,172	(5,092)	10,264
Net loss	$(52,195)	$(60,667)	$8,472
Research and Development Expenses
The following table summarizes the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Personnel	$19,615	$16,474	$3,141
Facilities, technology and depreciation	12,082	12,897	(815)
Research activities, collaborations and outside services	11,750	13,278	(1,528)
Success payments	—	525	(525)
Total research and development expenses	$43,447	$43,174	$273
Research and development expenses were $43.4 million and $43.2 million for the three months ended March 31, 2025 and 2024, respectively. The $0.3 million increase was primarily due to a $3.1 million increase in personnel‑related expenses, primarily due to severance expenses resulting from the Company’s workforce reduction in the first quarter of 2025 related to the closure of the West Hills manufacturing facility. The increase in personnel-related expenses was partially offset by a $1.5 million reduction in research activities, collaborations and outside services due primarily to a reduction in costs associated with collaboration agreements, a $0.8 million reduction in facilities, technology and depreciation expenses primarily due to decreased depreciation on leasehold improvements in 2025 following the impairment of those assets in December 2024 and a decrease of $0.5 million in success payments due to recognizing the Stanford success payment liability fair value changes in other income, net for the three months ended March 31, 2025.
General and Administrative Expenses
General and administrative expenses were $14.0 million and $13.5 million for the three months ended March 31, 2025 and 2024, respectively. The $0.6 million increase was primarily due to a $0.6 million increase in personnel costs. This included an increase of $2.4 million in personnel‑related expenses, largely due to higher headcount associated with the Company’s acquisition of ImmPACT and severance expenses related to the West Hills facility closure, partially offset by a

$1.7 million decrease in stock-based compensation expense primarily related to a decrease in the value of new awards granted.
Other Operating Income, Net
Other operating income, net was $0.1 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively. The $1.0 million decrease in other operating income, net is primarily due to $1.3 million in losses on property and equipment disposals, partially offset by increased sublease income for the three months ended March 31, 2025.
Interest Income, Net
Interest income, net was $3.9 million and $6.8 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in interest income, net for the three months ended March 31, 2025 was primarily driven by lower interest rates in 2025 coupled with lower cash equivalent and marketable securities balances.
Other Income, net
Other income, net was approximately $1.3 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively. The increase in other income, net was primarily driven by a $1.2 million gain resulting from the change in the fair value of our contingent consideration payable related to the ImmPACT acquisition for the three months ended March 31, 2025 and $0.6 million in changes in the fair value of our success payment liabilities. These increases in other income, net were partially offset by a $1.6 million loss associated with the change in the fair value of our equity marketable security.
Impairment of Other Investments
Impairment of other investments was zero for the three months ended March 31, 2025 and $13.0 million for the three months ended March 31, 2024, which consisted of the full impairment of one of our other investments. See Note 6, Other Investments, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q, for additional details regarding the impairments of other investments.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through the sale and issuance of convertible preferred stock, the sale of common stock in connection with our IPO and business development activities. As of March 31, 2025, we had $330.1 million in cash, cash equivalents and marketable securities excluding restricted cash. Since our inception, we have incurred significant operating losses. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $1.4 billion as of March 31, 2025. From June 29, 2018 (inception) through March 31, 2025, we raised an aggregate of $1.4 billion in gross proceeds from sales of our convertible preferred stock and the IPO.
On February 28, 2024, we entered into a sales agreement (the Sales Agreement) with Cowen and Company, LLC as our sales agent (Agent) with respect to an at-the-market offering program. In accordance with the terms of the Sales Agreement, we may offer and sell from time to time through the Agent shares of our common stock having an aggregate offering amount of up to $150.0 million (the Placement Shares). Sales of the Placement Shares, if any, will be made at prevailing market prices on Nasdaq at the time of sale, or as otherwise agreed with the Agent, by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act. We will pay commissions to the Agent of up to 3% of the gross proceeds of the sale of the Placement Shares sold under the Sales Agreement and reimburse the Agent for certain expenses. Neither us nor the Agent is obligated to sell any shares and, to date, we have not made any sales under the Sales Agreement.
Future Funding Requirements
We expect to incur additional losses in the foreseeable future as we conduct and expand our research and development efforts, including conducting nonclinical studies and clinical trials, integrating ImmPACT into our business, developing new product candidates, establishing internal manufacturing capabilities and funding our operations generally. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we anticipate that we will need to raise additional capital in the future to fund our operations, including further development of our product candidates and the commercialization of any approved product candidates. In addition, we regularly consider fund‑raising opportunities and may decide, from time to time, to raise additional capital, including pursuant to the Sales Agreement, based on various factors, including market conditions and our plans of operation. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.
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
•the cost of manufacturing clinical and commercial supplies of our current and future product candidates, including increases in these costs as a result of tariffs;
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
Until such time as we complete nonclinical and clinical development and receive regulatory approval of our product candidates and can generate significant revenue from product sales, if ever, we expect to finance our operations from the sale of additional equity or debt financings, or other capital that comes in the form of strategic collaborations, licensing, or other arrangements. In the event that additional capital is required, we may not be able to raise it on terms acceptable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, including pursuant to the Sales Agreement, it may result in dilution to our existing stockholders. Debt financing or preferred equity financing, if available, may result in increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that may restrict our operations. If we raise funds through strategic collaboration, licensing, or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from tariffs, actual or perceived changes in interest rates and economic inflation, and otherwise. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Material Cash Requirements
We continually evaluate our liquidity and capital resources to ensure that we can adequately and efficiently finance our operations. As of March 31, 2025, our material cash requirements consisted primarily of paying salaries and benefits, administering clinical trials, conducting research, improving our manufacturing capabilities, providing the technology and facilities necessary to support our operations, funding operating lease obligations and other payments related to our license and collaboration agreements and the acquisition of ImmPACT. See Note 4, License, Collaboration and Success Payment Agreements, and Note 8, Leases, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(54,738)	$(42,016)
Investing activities	69,466	21,994
Financing activities	1	27
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,729	$(19,995)
Operating Activities
During the three months ended March 31, 2025, net cash used in operating activities was $54.7 million, reflecting our net loss of $52.2 million, partially offset by $7.0 million of non-cash items primarily related to stock-based compensation expense of $6.0 million, depreciation and amortization expense of $3.4 million and losses on property and equipment disposals of $1.3 million, partially offset by net amortization and accretion on marketable securities of $1.7 million and the change in the fair value of our contingent consideration payable of $1.2 million. Net operating assets and liabilities decreased by $9.6 million primarily driven by a $9.8 million decrease in accrued liabilities and other current liabilities, which also contributed to the net cash used in operating activities.
During the three months ended March 31, 2024, net cash used in operating activities was $42.0 million, reflecting our net loss of $60.7 million, partially offset by non-cash items primarily related to the impairment of other investments of $13.0 million, stock-based compensation expense of $9.2 million and depreciation and amortization of $5.0 million. Non‑cash net amortization and accretion on marketable securities of $4.4 million also contributed to net cash used in operating activities. Additionally, net operating assets and liabilities decreased $3.2 million primarily driven by a $3.6 million decrease in accrued liabilities and other current liabilities, partially offset by a $0.6 million increase in prepaid expenses, other current assets and other assets.
Investing Activities
During the three months ended March 31, 2025, cash provided by investing activities was $69.5 million, consisting primarily of net maturities and purchases of marketable securities.
During the three months ended March 31, 2024, cash provided by investing activities was $22.0 million, consisting primarily of net maturities and purchases of marketable securities.
Financing Activities
During the three months ended March 31, 2025, cash provided by financing activities was approximately zero.
During the three months ended March 31, 2024, cash provided by financing activities was approximately zero as proceeds from the exercise of stock options of $0.1 million were offset by taxes paid related to the net share settlement of equity awards of $0.1 million.
Critical Accounting Policies and Estimates
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10‑K for the year ended December 31, 2024 (Annual Report).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Our primary risks include interest rate sensitivities.
Interest Rate Risk
We had cash equivalents of $98.3 million as of March 31, 2025, which consisted of money market funds and highly liquid investments purchased with original maturities of three months or less from the purchase date. We also had fixed income marketable securities of $209.8 million as of March 31, 2025. The primary objective of our investment activities is to preserve capital to fund our operations, and we currently do not hedge our interest rate risk exposure. Because our fixed income marketable securities are primarily short-term in duration, our exposure to interest rate risk is not significant, and a hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material effect on our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We had no debt outstanding as of March 31, 2025.
Foreign Currency Exchange Risk
All of our employees and operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. We therefore are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we have contracted with and may continue to contract with non-U.S. vendors who we may pay in their local currency. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. To date, foreign currency transaction gains and losses have not been material to our unaudited condensed consolidated financial statements, and we have not had a formal hedging program with respect to foreign currency. A hypothetical 10% change in exchange rates during any of the periods presented would not have had a material effect on our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Our business involves significant risks, some of which are described below. You should carefully consider the risks described below, as well as the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The risk factors set forth below that are marked with an asterisk (*) contain substantive changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report, which was filed with the SEC on March 11, 2025.
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
•Our milestone, royalty and success payment obligations may result in dilution to our stockholders or may reduce the availability of our cash resources to satisfy the payment obligations, which could cause our operating results and financial condition to fluctuate significantly from quarter to quarter and year to year and may reduce the usefulness of our GAAP condensed consolidated financial statements.
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
•Our cellular therapy product candidates represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development or delays in our ability to achieve regulatory approvals, commercialization or payor coverage of our product candidates.
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
•We recently acquired ImmPACT and may not be able to successfully integrate ImmPACT into our business, including completing the transition of the manufacturing of LYL314 to our LyFE Manufacturing CenterTM, or realize the benefits of such acquisition or any potential future collaborations, licenses, product acquisitions or other strategic transactions.
•International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
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
•integrate ImmPACT and LYL314 into our business;
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
We expect to expend substantial resources for the foreseeable future to advance and expand our research pipeline, conduct nonclinical studies and pursue clinical development and manufacturing of our product candidates. We also expect to continue to expend resources for the development of our technology platforms. These expenditures will include costs associated with research and development, acquiring or licensing new technologies, conducting nonclinical studies and clinical trials and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. We will also need to make significant expenditures to develop a medical affairs organization for medical education and a commercial organization capable of sales, marketing and distribution for any products, if any, that we intend to sell ourselves in the markets in which we choose to commercialize. In addition, we may be required to make substantial payments related to our acquisition of ImmPACT, success payment agreements and other contingent consideration payments under our license and collaboration agreements. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the discovery, development and commercialization of our existing and potential product candidates, and other unanticipated costs may arise.
As of March 31, 2025, we had $330.1 million in cash, cash equivalents and marketable securities. As a result of expense timing, as well as diligent expense management, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs into 2027. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital to complete clinical development of any of our current programs.
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
Our milestone, royalty and success payment obligations may result in dilution to our stockholders or may reduce the availability of our cash resources to satisfy the payment obligations, which could cause our operating results and financial condition to fluctuate significantly from quarter to quarter and year to year and may reduce the usefulness of our GAAP condensed consolidated financial statements.
In connection with the Agreement and Plan of Merger, dated as of October 24, 2024, by and among Lyell, ImmPACT, Inspire Merger Sub Inc. and WT Representative LLC, solely in its capacity as the Representative (the Merger Agreement), we agreed to issue additional shares of our common stock upon the achievement of certain LYL314 clinical or regulatory milestones and to make certain cash royalty payments to the pre-closing stockholders of ImmPACT based on future annual net sales of LYL314 in the United States. In addition, as a result of the acquisition of ImmPACT, we have assumed ImmPACT’s rights and obligations under the license agreement with UCLA (UCLA License Agreement), pursuant to which we are obligated to pay a nominal, tiered annual license maintenance fee, one-time milestone payments for each commercialized licensed product and a tiered royalty on worldwide annual net sales of commercialized licensed products. For information related to our milestone and royalty obligations, see Note 3, Contingent Consideration Payable and Royalty Payments, in the accompanying notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Additionally, we agreed to make success payments payable in cash or publicly-tradeable shares of our common stock at our discretion pursuant to our success payment agreements with Fred Hutch and Stanford, pursuant to which we may be required to make success payments based on increases in the per share fair value of our common stock on each contractually prescribed measurement date. Our success payment obligations are recorded as liabilities on our condensed consolidated balance sheets. Under GAAP, we are required to estimate the fair value of these liabilities as of each quarter end and changes in the estimated fair value are accreted to research and development expense over the service period of the collaboration agreement. Once the requisite service obligation to earn the potential success payment consideration is met under our continued collaboration agreements, the change in the success payment liabilities fair value is recognized in other income or expense, net. For example, in December 2022 and September 2024, Fred Hutch and Stanford, respectively, had provided the requisite service obligation to earn the potential success payment consideration under the continued collaboration; accordingly in future periods, the change in the success payments liability fair value is recognized in other income or expense, net. Factors that may lead to increases or decreases in the estimated fair value of our success payment liabilities include, among others, changes in the value of the common stock, changes in volatility and changes in the risk-free rate. For information related to our success payment obligations, see Note 4, License, Collaboration and Success Payment Agreements, in the accompanying notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
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
We currently have only one product candidate, LYL314, in Phase 1/2 clinical development. We have not yet demonstrated our ability to successfully complete any clinical trials (including any pivotal clinical trials), obtain regulatory approvals, manufacture a commercial‑scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. For example, before prioritizing development of our LYL314 product candidate, our strategy focused on the development of our LYL797, LYL845 and LYL119 clinical programs, which we have now discontinued. We have invested substantial resources in developing our technology platforms and our product candidates, conducting nonclinical studies, commencing and conducting clinical trials and building our manufacturing facilities and capabilities, each of which will be required prior to any regulatory approval and commercialization. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful research and development and eventual commercialization of one or more product candidates in profitable indications and markets. The success of our efforts to identify, develop, manufacture and commercialize product candidates will depend on many factors, including the following:
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
We are seeking to identify and develop a pipeline of product candidates using our proprietary technology platforms. The scientific research that forms the basis of our efforts to develop product candidates with our technology platforms is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our technology platforms is both preliminary and limited. Additionally, although LYL314 is in Phase 1/2 clinical development, our current clinical data are limited, and nonclinical data from murine tumor models and in vitro experiments with tumor cell lines may not translate into humans or may not accurately predict the safety and efficacy of our product candidates in humans. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. Although ImmPACT had licensed the dual‑targeting CD19/CD20 CAR T‑cell product candidate (LYL314) from UCLA, which had presented at a conference interim Phase 1 data in 13 patients with relapsed and/or refractory aggressive NHL treated in its clinical trial, our LYL314 Phase 1/2 clinical trials may not generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of our product candidate.
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
Despite our efforts to retain valuable employees, we may nevertheless experience attrition from members of our management, scientific and development teams. For example, there have been departures of executive officers in the past, including, most recently, our chief business officer. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.
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
International trade policies, including tariffs, sanctions and trade barriers, may adversely affect our business, financial condition, results of operations and prospects.*
We operate in a global economy, which includes utilizing third-party suppliers in certain countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

Currently, certain of our suppliers are located outside of the United States. We also rely on specialized laboratory and manufacturing equipment, supplies, materials and precursor compounds, much of which is ultimately sourced from countries outside the United States, to advance our manufacturing and research and development efforts.
Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with raw materials, manufacturing equipment, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective supply chains, negatively impacting our growth prospects.
The complexity of announced or future tariffs may also increase the risk that we or our future customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.
Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.*
The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of tariffs and recession concerns), which included severely diminished liquidity and credit availability, declines in consumer confidence, slower economic growth, high inflation, uncertainty about economic stability and swings in unemployment rates. The financial markets and the global economy may also be adversely affected by the impact of tariffs, supply chain disruptions, labor shortages, fluctuations in currency exchange rates, changes in interest rates, military conflict, acts of terrorism or other geopolitical events. Sanctions imposed, and other actions taken, by the United States and other countries in response to geopolitical conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Deterioration in credit and financial markets and confidence in economic conditions may continue. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions, including disruption to enrollment within our ongoing trials and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
Risks Related to Manufacturing
We currently manufacture drug products for our clinical trials ourselves. Delays in further qualifying or in receiving regulatory approvals for any manufacturing facility or product candidates, or in expanding our manufacturing capacity, could delay our development plans and thereby limit our ability to generate product revenues.*
We have built our own manufacturing facility, LyFE, in Bothell, Washington. This facility is designed to support the production of nonclinical and clinical development product candidates and early commercialization of products, and ongoing facility and equipment qualification to support clinical production is required. If we are not able to further qualify our existing facility or the appropriate regulatory approvals for the facility are delayed, or if we are unable to otherwise expand our manufacturing capacity, we may be unable to manufacture sufficient quantities of our product candidates, if at all, which would limit our development activities and our opportunities for growth. As part of the acquisition of ImmPACT, we acquired a manufacturing facility in Los Angeles, California. In March 2025, our Board of Directors approved closure of such Los Angeles manufacturing facility and transferred manufacturing of LYL314 (formerly IMPT-314) to LyFE. If LyFE fails to have sufficient capacity to provide drug supply for our ongoing and planned trials and through potential commercial launch, our business and financial condition may be significantly harmed, and we may incur significant additional costs and delays related to the development of LYL314.
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
The manufacturing of cellular therapies is very complex. We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs, delay our programs or limit supply of our product candidates.*
Developing commercially viable manufacturing processes for cellular therapies is a difficult and uncertain task and requires significant expertise and capital investment. We are developing and implementing manufacturing processes for our product candidates. In particular, for autologous cell therapies, the starting material is the patient’s own cells, which inherently adds complexity and variability to the manufacturing process. In addition, our ability to consistently and reliably manufacture our cell therapy product candidates is essential to our success, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, stability issues, consistency and timely availability of reagents or raw materials. Furthermore, our manufacturing processes may have significant dependencies on third parties, which will pose additional risks to our manufacturing capabilities. Additionally, we do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing and processing of our product candidates, and the actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of our product candidates. As a result, we may never be able to develop a commercially viable product.
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
The process of successfully manufacturing products for clinical testing and commercialization may be particularly challenging, even if such products otherwise prove to be safe and effective. The manufacture of these product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel, for which there is significant competition. The loss of such manufacturing personnel, including as a result of the reduction of our workforce that supported the recently closed Los Angeles manufacturing facility, may result in the loss of institutional knowledge and expertise and delays in our manufacturing processes, which may harm our business and financial condition. We may also incur additional costs and expenses related to the recruitment of replacement personnel.
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
If our clinical manufacturing facility in Bothell, Washington or any of our potential contract manufacturing organizations is damaged or destroyed or production at these facilities is otherwise interrupted, our business would be negatively affected.*
We operate a manufacturing facility in Bothell, Washington and may rely on potential third-party contract manufacturing organizations to meet our current and future manufacturing needs. If our manufacturing facilities or any facility in our manufacturing network, or the equipment in these facilities, is either damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity, if at all. In the event of a temporary or protracted loss of a facility or its equipment, we may not be able to transfer manufacturing to a third party in the time required to maintain supply. Even if we are able to transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements or may require regulatory approval before selling any products manufactured at that facility. Such an event could substantially delay our clinical trials or commercialization of our product candidates.
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
Risks Related to Our Dependence on Third Parties
We rely on third parties to assist in conducting and monitoring our clinical trials and for some of our research and non‑clinical studies for our product candidates, and, if those third parties do not successfully carry out their contractual duties, comply with regulatory requirements or otherwise perform satisfactorily, we may not be able to obtain regulatory approval or commercialize product candidates, or such approval or commercialization may be delayed, and our business may be substantially harmed.*
We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to help conduct GCP-compliant clinical trials on our product candidates properly and on time. For example, we are relying on CROs to conduct significant parts of our LYL314 Phase 1/2 clinical trials. Negotiating budgets and contracts with

CROs and study sites may result in delays to our development timelines and increased costs. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
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

We have in the past, and we may in the future, form or seek collaborations or strategic alliances or enter into additional licensing arrangements, and we may not realize the benefits of such alliances or licensing arrangements. *
We have entered into research and development collaborations in the past, and may in the future, enter into additional license and collaboration arrangements. Any collaboration arrangement that we enter into is subject to numerous risks, which may include the following:
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
We may not be able to successfully integrate ImmPACT into our business, including completing the transition of the manufacturing of LYL314 to LyFE, or to realize the anticipated benefits of the acquisition.*
Combining our company and ImmPACT may be more difficult, costly or time consuming than expected, and we and ImmPACT may fail to successfully integrate the two businesses or to realize the anticipated benefits of the acquisition. The success of the acquisition will depend, in part, on the ability to realize the anticipated cost savings from integrating ImmPACT’s operations with ours, including those from the transition of the manufacturing of LYL314 to LyFE. We may not be able to combine our business with that of ImmPACT without encountering difficulties that could adversely affect the ability to maintain relationships with existing partners and employees, such as:
•the loss of key employees, including our manufacturing personnel, and associated costs;
•the disruption of operations and business;
•inability to maintain and increase competitive presence;
•possible inconsistencies in standards, control procedures and policies;
•inability to complete trials in a manner previously planned or announced;
•additional costs or unexpected problems with manufacturing LYL314 at LyFE, executing clinical trials, loss of key personnel or with the licensed technology; and/or
•potential unknown liabilities associated with the ImmPACT acquisition.
Additionally, general market and economic conditions or governmental actions generally may inhibit our successful integration of ImmPACT.
Further, we acquired ImmPACT with the expectation that this acquisition will result in various benefits including, among other things, benefits relating to a strengthened market position for the combined company, cost savings and operating efficiencies. Achieving the anticipated benefits of this acquisition is subject to a number of uncertainties, including whether we integrate ImmPACT in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, including successfully manufacturing LYL314 at LyFE, could result in a reduction in the market price of our securities as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect our business, financial condition and operating results. Additionally, we will or have made fair value estimates of certain assets and liabilities in recording the ImmPACT acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the acquisition. ImmPACT may have liabilities that we failed or were unable to discover in the course of performing due diligence investigations, or we may not have correctly assessed the significance of certain liabilities of ImmPACT identified in the course of our due diligence. Any such liabilities, individually or in the aggregate, could have an adverse effect on our business, financial condition and results of operations. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.
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
There are currently a number of companies developing or commercializing autologous and allogeneic CAR T-cell therapies, as well as bi- and tri-specific T-cell engager and other approaches to treat hematologic malignancies and solid tumors. Some of the approved or commonly used drugs and therapies for our current or future target diseases, including large B-cell lymphoma, are established and are widely accepted by physicians, patients and third party payors, and insurers and other third party payors may encourage the use of these products. Our product candidates, if approved, may be priced at a significant premium over competitive products. Absent differentiated and compelling clinical evidence, pricing premiums may impede the adoption of our products over currently approved or commonly used therapies, which may adversely impact our business. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will become as our product candidates continue in clinical development.
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
We currently have no products approved for commercial sale, and we are in the first phase of clinical development of our product candidates, with LYL314 currently in Phase 1/2 clinical development. The future success of our business is substantially dependent on our ability to obtain regulatory approval for our product candidates, and any product candidates we acquire, for the indications we seek, and, if approved, to successfully commercialize one or more product candidates in a timely manner. Each of our programs and product candidates will require clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.
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
Our cellular therapy product candidates represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development or delays in our ability to achieve regulatory approval, commercialization or payor coverage of our product candidates.
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
In addition to oversight by the FDA and by institutional review boards (IRBs) under guidelines promulgated by the National Institutes of Health (NIH), clinical trials such as those that evaluate T cells expressing a synthetic CAR are also subject to review and oversight by an institutional biosafety committee (IBC), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether trials of cell therapies that involve genetic engineering may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.
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
Success in research, nonclinical studies and early clinical trials does not ensure that later clinical trials will generate similar results and otherwise provide adequate data to demonstrate the efficacy and safety of an investigational product. Clinical trials may show that one or more of our product candidates are not safe or effective, in which event we may need to abandon development of such product candidates. In fact, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in early- and late-stage clinical trials, even after seeing promising results in earlier nonclinical studies or clinical trials. Thus, even if the results from our initial research, nonclinical activities or early clinical results appear positive, we do not know whether the current Phase 1/2 clinical trial for LYL314 or subsequent clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any product candidates. Although ImmPACT had licensed the dual‑targeting CD19/CD20 CAR T‑cell product candidate (LYL314) from UCLA, which had presented at a conference interim Phase 1 data in 13 patients with relapsed and/or refractory aggressive non‑Hodgkin lymphoma treated in its single-center clinical trial, such results may not be predictive of future results in our LYL314 Phase 1/2 multi-center clinical trials in patients with aggressive large B-cell lymphoma.
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
We are in the first phase of clinical development of our product candidates, with LYL314 in Phase 1/2 clinical development. The risk of failure of our product candidates, or any product candidates we acquire, is high. The clinical trials and manufacturing of our product candidates, or any product candidates we acquire, are, and the manufacturing and marketing of such product candidates, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
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
•change in our strategy, such as our recent prioritization of the LYL314 product candidate and discontinuation of our LYL797, LYL845 and LYL119 programs;
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
Further, a clinical trial may be suspended or terminated by us, the IRBs or ethics committees for the institutions in which such trials are being conducted, recommended for suspension or termination by the independent Data Safety Monitoring Committee for such trial, or suspended or terminated by the FDA or other regulatory authorities, including comparable foreign regulatory authorities, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, including comparable foreign regulatory authorities, resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
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
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in our clinical trials, we may not continue the development of nor receive approval to market any product candidates, which could prevent us from ever generating product revenues or achieving profitability. For example, previous clinical trials utilizing CAR T cells to treat hematologic malignancies have shown an increased risk of CRS and immune effector cell-associated neurotoxicity syndrome, and approved CAR T-cell therapy products carry a boxed warning concerning the risk of developing secondary T‑cell malignancies. A prior Phase 1 clinical trial of LYL797, a ROR1-targeted CAR T‑cell product candidate was discontinued due to a narrow therapeutic window and safety reports of pneumonitis. Adverse events may also be associated with the lymphodepletion utilized with cellular therapies. If additional adverse events or other side effects are observed in any of our clinical trials that are atypical of, or more severe than, the known side effects of similar cell therapies, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials or we may be required to abandon those trials or our development efforts of one or more product candidates altogether. If such effects are more severe, less reversible than we expect or not reversible at all, we may decide or be required to perform additional studies or to halt or delay further clinical development of any of our product candidates, which could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities.
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
From time to time, we may also disclose preliminary or interim data from our nonclinical studies and from our or related third party clinical trials. Preliminary or interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, although ImmPACT had licensed the dual‑targeting CD19/CD20 CAR T‑cell product candidate (LYL314) from UCLA, our LYL314 Phase 1/2 clinical trials may not generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of our product candidate. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Additionally, disclosure of preliminary or interim data by us or by our competitors could result in volatility in the price of our common stock.
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
Moreover, the policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Further, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo (Loper) overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad.
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
Because we have limited financial and management resources, we have chosen to prioritize our pipeline to focus on our most differentiated product candidates. As such, we are currently primarily focused on the clinical development of our recently acquired product candidate LYL314 and pre-clinical research into novel CAR T-cell product candidates with new targets that are fully-armed with multiple technologies, each designed to address different barriers to effective cell therapies, including T-cell exhaustion, lack of durable stemness, as well as immune suppression within the hostile tumor microenvironment. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially‑viable products. For example, before prioritizing development of our LYL314 product candidate, our strategy focused primarily on the development of LYL797, LYL845 and LYL119, which we discontinued following the acquisition of LYL314. Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
Additionally, in connection with our discontinuation of LYL797, LYL845 and LYL119, we have incurred costs associated with termination of agreements associated with these programs, including winding down our agreements with third-party providers and CROs conducting our clinical trials. Termination of these agreements may result in disputes with these service providers that may result in additional costs and liabilities and divert management’s attention and resources, which could harm our business, reputation, overall financial condition and operating results.
LYL314 has received Fast Track and Regenerative Medicine Advanced Therapy (RMAT) designations from the FDA, but receipt of such designations or any other designation may not actually lead to a faster development, regulatory review or approval process, and does not assure ultimate FDA approval.*
The FDA has granted Fast Track and RMAT designations to LYL314 for the treatment of relapsed and/or refractory aggressive B‑cell lymphoma in the third- or later-line settings, and we may seek additional designations for our product candidates or for LYL314 in other indications.
The FDA has broad discretion whether or not to grant such special designations, so even if we believe a particular product candidate is eligible or meets the criteria for a particular special designation, we cannot assure you that the FDA would decide to grant it. Even though we have received Fast Track and RMAT designations to develop LYL314 for the treatment of relapsed and/or refractory aggressive B‑cell lymphoma in the third- or later-line settings, and even if we receive Fast Track or RMAT designation for other product candidates or indications, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and such designation does not assure ultimate approval by the FDA. In addition, the FDA may withdraw Fast Track and/or RMAT designations if it believes that the designation is no longer supported by data from our clinical development program. Many product candidates that have received special FDA designations have ultimately failed to obtain approval.
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
Ensuring that our operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock options for consulting services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, disgorgement, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid or comparable foreign programs, additional reporting requirements and/or oversight if a corporate integrity agreement or similar agreement is executed to resolve allegations of non-compliance with these laws and the curtailment or restructuring of operations. In addition, violations may also result in reputational harm, diminished profits and lower future earnings. For additional detail on healthcare laws that may affect our business, see the section entitled “Other Healthcare Laws” in Part I, Item 1 of our Annual Report on Form 10-K.
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
In addition, there continues to be heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, the IRA, among other things: (i) directs the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure, single source biologics that have been on the market for at least eleven years covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law (the Medicare Drug Price Negotiation Program), and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights that for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
Additional health reform measures may continue and affect our business in unknown ways, particularly given the recent change in administration. The current administration is pursuing policies to reduce regulations and expenditures across government, including at HHS, the FDA, the Centers for Medicare & Medicaid Services and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establish an artificial intelligence (AI) task force and develop a strategic plan, directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, as noted above, the Loper decision could result in other legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care-related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. For additional detail on healthcare reform that may affect our business, see the section entitled “Healthcare Reform” in Part I, Item 1 of our Annual Report on Form 10-K.
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
Similarly, a significant trend in the healthcare industry is cost containment. Governmental authorities have announced initiatives to control the cost of prescription drugs through the use of march-in rights under the Bayh-Dole Act of 1980 (Bayh-Dole Act), and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. For additional detail on healthcare reform that may affect our cost containment, see “Healthcare Reform” in the business section of our Annual Report on Form 10-K. As such, cost containment reform efforts may result in an adverse effect on our operations. Obtaining coverage and adequate reimbursement for our product candidates may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Similarly, because our product candidates will be physician-administered, separate reimbursement for the product itself may or may not be available. Instead, the administering physician may or may not be reimbursed for providing the treatment or procedure in which our product is used.
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
We are subject to anti-corruption laws and regulations, including the Foreign Corrupt Practices Act (FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act and other state and national anti-bribery laws in the countries in which we may conduct activities in the future. Anti-corruption laws are interpreted broadly and generally prohibit companies and their employees, agents, contractors and other third-party collaborators from offering, promising, giving or authorizing others to give anything of value, either directly or indirectly through third parties, to any person in the public or private sector to obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We may engage third parties to develop or commercialize our product candidates or to obtain necessary permits, licenses, patent registrations and other regulatory approvals outside the United States. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
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
In addition to data privacy and security laws, we are or may become contractually subject to industry standards adopted by industry groups. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various data privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
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
•failure by us or our distributors to obtain regulatory approvals for the sale or use of LYL314 or any other product candidates we may develop or acquire in various countries;
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
•the failure to successfully integrate ImmPACT into our business, including transitioning manufacturing of LYL314 to our LyFE Manufacturing Center;

•any future acquisitions, strategic investments, partnerships or alliances and the related financial terms and obligations;
•regulatory or legal developments in the United States and other countries;
•the recruitment or departure of key personnel;
•developments or disputes including those concerning patent applications, issued patents or other proprietary rights;
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
•sales of our common stock by us, our insiders or other stockholders;
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
We may be unable to comply with the applicable continued listing requirements of The Nasdaq Global Select Market.*
Our common stock is currently listed on The Nasdaq Global Select Market (Nasdaq). In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our common stock of $1.00 per share. In January 2025, we received a letter from The Nasdaq Stock Market advising us that for 33 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum price required for continued listing on Nasdaq, and therefore we could become subject to delisting if our common stock does not meet the $1.00 minimum bid price for 10 consecutive trading days within the 180-day period following the date of the letter. We intend to actively monitor the closing bid price of our common stock and will evaluate potential actions to regain compliance with the continued listing requirements of Nasdaq, including by effecting a reverse stock split, if necessary. Pursuant to our definitive proxy statement filed with the SEC on April 21, 2025, we are seeking approval from our stockholders at our 2025 annual meeting of the approval of a series of alternate amendments to our certificate of incorporation to effect a reverse split of our common stock. There can be no assurance that the foregoing reverse stock split proposal will be approved by our stockholders and implemented by our Board of Directors, or that we will be able to regain compliance with the $1.00 minimum bid price requirement or comply with Nasdaq’s other continued listing standards.
If we are ultimately not able to maintain or timely regain compliance with Nasdaq’s continued listing requirements, our common stock will be subject to delisting. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. A delisting could also adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, materially adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, partners and employees and fewer business development opportunities.
Sales of a substantial number of shares of our common stock by our existing stockholders could cause the price of our common stock to decline.
At any time, sales of a substantial number of shares of our common stock in the public market could occur, or there could be a perception in the market that the holders of a large number of shares of common stock intend to sell shares, and any such event could reduce the market price of our common stock. As of March 31, 2025, we had 295,283,653 shares of common stock outstanding. Substantially all of the shares of our common stock outstanding and shares issued upon the exercise of stock options outstanding under our equity incentive plans, subject to applicable securities law restrictions, may be able to be sold in the public market.
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
Changes in tax laws or regulations, including those that are applied adversely to us or our customers, may have a material adverse effect on our business, cash flow, financial condition or, results of operations, effective tax rate or compliance costs.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the first quarter of 2025, none of our directors or executive officers adopted or terminated a Rule 10b5‑1 trading arrangement or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) and (c) of Regulation S-K, respectively.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of October 24, 2024, by and among the Registrant, ImmPACT Bio USA Inc., Inspire Merger Sub Inc. and WT Representative LLC, solely in its capacity as the Representative	8-K	001-40502	2.1	10/24/2024
3.1	Amended and Restated Certificate of Incorporation.	S-8	333-257249	4.1	06/21/2021
3.2	Amended and Restated Bylaws.	10-Q	001-40502	3.2	11/07/2023
4.1	Form of Common Stock Certificate.	S-1/A	333-256470	4.1	06/09/2021
4.2	Amended and Restated Investors' Rights Agreement, by and among the Registrant and certain of its stockholders, dated March 5, 2020.	S-1	333-256470	4.2	05/25/2021
10.1	Lyell Immunopharma, Inc. Non-Employee Director Compensation Policy	10-Q	001-40502	10.1	8/7/2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
32.1*«	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

Lyell Immunopharma, Inc.

Date: May 13, 2025	By:	/s/ CHARLES NEWTON
Charles Newton
Chief Financial Officer (Principal Financial and Accounting Officer)