Form 10-Q
period 2025-06-30
Lyell Immunopharma, Inc.
filed 2025-08-12
CIK 1806952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2025, the registrant had 19,211,202 shares of common stock, $0.0001 par value per share, outstanding.

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
•our ability to continue to comply with the Nasdaq listing rules;
•the impact of the closure of our manufacturing facility in Los Angeles, California and the related reduction in force on our operations and operating results;
•our expectation that our LyFE Manufacturing CenterTM will provide sufficient drug supply for our ongoing and planned trials and through potential commercial launch; and
•our anticipated use of our existing cash, cash equivalents and marketable securities.
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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$98,804	$105,597
Marketable securities	177,986	264,930
Prepaid expenses and other current assets	5,424	9,067
Total current assets	282,214	379,594
Restricted cash	1,584	1,690
Marketable securities, non-current	20,059	13,014
Other investments	19,000	19,000
Property and equipment, net	39,115	48,200
Operating lease right-of-use assets	20,951	24,739
Other non-current assets	2,530	4,622
Total assets	$385,453	$490,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,379	$5,366
Accrued liabilities and other current liabilities	27,999	40,822
Contingent consideration payable	5,525	7,600
Total current liabilities	36,903	53,788
Operating lease liabilities, non-current	46,597	50,994
Other non-current liabilities	3,030	3,253
Total liabilities	86,530	108,035
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 500,000 shares authorized at June 30, 2025 and December 31, 2024; 14,831 and 14,744 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively[1]	1	1
Additional paid-in capital[1]	1,738,850	1,727,638
Accumulated other comprehensive income	57	291
Accumulated deficit	(1,439,985)	(1,345,106)
Total stockholders’ equity	298,923	382,824
Total liabilities and stockholders’ equity	$385,453	$490,859
1. Amounts previously reported have been retroactively adjusted to reflect the 1-for-20 reverse stock split effected on May 30, 2025. See Note 2.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$8	$13	$15	$16
Operating expenses:
Research and development	34,857	40,261	78,304	83,435
General and administrative	9,786	12,256	23,832	25,750
Other operating loss (income), net	1,062	(976)	943	(2,066)
Impairment of long-lived assets	1,443	—	1,443	—
Total operating expenses	47,148	51,541	104,522	107,119
Loss from operations	(47,140)	(51,528)	(104,507)	(107,103)
Interest income, net	3,276	6,364	7,138	13,183
Other income (expense), net	1,180	(645)	2,490	445
Impairment of other investments	—	—	—	(13,001)
Total other income, net	4,456	5,719	9,628	627
Net loss	(42,684)	(45,809)	(94,879)	(106,476)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	(101)	7	(234)	(303)
Comprehensive loss	$(42,785)	$(45,802)	$(95,113)	$(106,779)

Net loss per common share, basic and diluted[1]	$(2.89)	$(3.59)	$(6.42)	$(8.36)
Weighted-average shares used to compute net loss per common share, basic and diluted[1]	14,793	12,770	14,774	12,741
1. Amounts previously reported have been retroactively adjusted to reflect the 1-for-20 reverse stock split effected on May 30, 2025. See Note 2.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2025(1)	14,764	$1	$1,733,663	$158	$(1,397,301)	$336,521
Issuance of common stock under employee stock purchase plan	26	—	183	—	—	183
Issuance of common stock in connection with restricted stock units, net of tax	41	—	—	—	—	—
Stock-based compensation	—	—	5,004	—	—	5,004
Other comprehensive loss	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	(42,684)	(42,684)
Balance as of June 30, 2025	14,831	$1	$1,738,850	$57	$(1,439,985)	$298,923

	Six Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024(1)	14,744	$1	$1,727,638	$291	$(1,345,106)	$382,824
Issuance of common stock under employee stock purchase plan	26	—	183	—	—	183
Issuance of common stock in connection with restricted stock units, net of tax	61	—	1	—	—	1
Stock-based compensation	—	—	11,028	—	—	11,028
Other comprehensive loss	—	—	—	(234)	—	(234)
Net loss	—	—	—	—	(94,879)	(94,879)
Balance as of June 30, 2025	14,831	$1	$1,738,850	$57	$(1,439,985)	$298,923

1. Amounts previously reported for common stock and additional paid-in-capital have been adjusted to reflect the 1-for-20 reverse stock split effected on May 30, 2025. See Note 2.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2024(1)	12,746	$1	$1,666,339	$(404)	$(1,062,779)	$603,157
Issuance of common stock upon exercise of stock options	19	—	52	—	—	52
Issuance of common stock under employee stock purchase plan	24	—	810	—	—	810
Issuance of common stock in connection with restricted stock units, net of tax	8	—	—	—	—	—
Stock-based compensation	—	—	8,284	—	—	8,284
Other comprehensive income	—	—	—	7	—	7
Net loss	—	—	—	—	(45,809)	(45,809)
Balance as of June 30, 2024	12,797	$1	$1,675,485	$(397)	$(1,108,588)	$566,501

	Six Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023(1)	12,698	$1	$1,657,157	$(94)	$(1,002,112)	$654,952
Issuance of common stock upon exercise of stock options	62	—	155	—	—	155
Issuance of common stock under employee stock purchase plan	24	—	810	—	—	810
Issuance of common stock in connection with restricted stock units, net of tax	13	—	(76)	—	—	(76)
Stock-based compensation	—	—	17,439	—	—	17,439
Other comprehensive loss	—	—	—	(303)	—	(303)
Net loss	—	—	—	—	(106,476)	(106,476)
Balance as of June 30, 2024	12,797	$1	$1,675,485	$(397)	$(1,108,588)	$566,501

1. Amounts previously reported for common stock and additional paid-in-capital have been retroactively adjusted to reflect the 1-for-20 reverse stock split effected on May 30, 2025. See Note 2.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(94,879)	$(106,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,028	17,439
Depreciation and amortization expense	6,576	9,925
Loss on property and equipment disposals, net	3,759	15
Net amortization and accretion on marketable securities	(2,890)	(8,129)
Change in fair value of contingent consideration payable	(2,075)	—
Non-cash lease income	(1,516)	(979)
Impairment of long-lived assets	1,443	—
Change in fair value of success payment liabilities	(240)	(566)
Loss (gain) on marketable equity security	28	(149)
Impairment of other investments	—	13,001
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	4,796	(246)
Accounts payable	(1,885)	(630)
Accrued liabilities and other current liabilities	(13,118)	(3,090)
Other non-current liabilities	(223)	(225)
Net cash used in operating activities	(89,196)	(80,110)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(414)	(361)
Purchases of marketable securities	(165,112)	(224,475)
Maturities of marketable securities	247,639	291,837
Net cash provided by investing activities	82,113	67,001
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	155
Proceeds from employee stock purchase plan	184	810
Taxes paid related to net share settlement of equity awards	—	(76)
Net cash provided by financing activities	184	889
Net decrease in cash, cash equivalents and restricted cash	(6,899)	(12,220)
Cash, cash equivalents and restricted cash at beginning of period	107,287	145,931
Cash, cash equivalents and restricted cash at end of period	$100,388	$133,711
Represented by:
Cash and cash equivalents	$98,804	$133,424
Restricted cash	1,584	287
Total	$100,388	$133,711
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for amounts included in the measurement of lease liabilities	$6,252	$5,551
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$9	$50
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
Lyell Immunopharma, Inc. (the “Company”) was incorporated in Delaware in June 2018. The Company is a late-stage clinical cell therapy company advancing a pipeline of proprietary next-generation autologous chimeric antigen receptor (“CAR”) T-cell product candidates for patients with hematologic malignancies and solid tumors. The Company is currently conducting a pivotal clinical trial for its lead product candidate, LYL314, a dual-targeting CD19/CD20 CAR T-cell therapy in development for large B-cell lymphoma in the third- or later-line setting and in a Phase 1/2 study in the second-line setting. The Company’s primary activities since incorporation have been to develop T‑cell therapies, conduct research and development, execute clinical trials, enable and execute manufacturing activities in support of its product candidate development efforts, submit regulatory submissions, acquire technology and product candidates, enter into strategic license and collaboration arrangements, organize and staff the Company, conduct business planning, establish its intellectual property portfolio, raise capital and provide general and administrative support for these activities.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation.
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
Reverse Stock Split
On May 30, 2025, the Company effected a 1-for-20 reverse stock split (“Reverse Split”) of its issued and outstanding shares of common stock, and the common stock began trading on a split-adjusted basis on June 2, 2025. The Reverse Split did not reduce the total number of authorized shares of common stock or the Company’s preferred stock or change the par values per share of the common stock or preferred stock. The Reverse Split affected all stockholders uniformly and did not affect any stockholder’s ownership percentage of the shares of common stock (except to the extent that the Reverse Split resulted in some of the stockholders receiving cash in lieu of fractional shares). All outstanding equity awards entitling their holders to shares of common stock were adjusted as a result of the Reverse Split, in accordance with the terms of each such security. In addition, the number of shares reserved for future issuance pursuant to the Company’s equity incentive plans was adjusted accordingly. As a result, all historical per share data, the number of shares issued and outstanding and outstanding equity awards for the periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively in this Form 10-Q, where applicable, to reflect the Reverse Split. As the par value per share of the common stock was unchanged, corresponding amounts have been reclassified from common stock to additional paid-in capital.
Liquidity and Management’s Plan
The Company discovers and develops product candidates that involve experimental technologies. The product candidates may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources or from the issuance of equity or debt securities. The Company believes that its available cash, cash equivalents and marketable securities as of June 30, 2025 will be adequate to fund its operations at least through the next 12 months from the date these unaudited condensed consolidated financial statements are issued.

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
3. Contingent Consideration Payable and Royalty Payments
On October 31, 2024 (the “Closing Date”), the Company completed its acquisition of ImmPACT Bio USA Inc., a Delaware corporation (“ImmPACT”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on the Closing Date, the Company acquired all of the outstanding equity interests of ImmPACT in exchange for an upfront payment of $30.0 million in cash (in addition to approximately $11.9 million for ImmPACT’s existing cash balance, net of certain of ImmPACT’s unpaid transaction expenses) and 1.875 million shares of Company common stock. Contingent consideration following the Closing Date includes (a) additional equity consideration of 625,000 shares of Company common stock (“contingent consideration payable”) that could be earned upon the achievement of the earlier to occur of (i) the demonstration of certain clinical milestones or (ii) the receipt of certain regulatory approvals and (b) a low single-digit royalty on future net sales of the dual-targeting CD19/20 CAR T‑cell product in the United States.
During the three months ended June 30, 2025, the Company achieved a specified clinical milestone related to the contingent consideration payable from the acquisition of ImmPACT. The completion of the milestone triggered the Company’s obligation to issue the additional equity consideration of 625,000 shares of Company common stock to certain former stockholders of ImmPACT. See Note 15, Subsequent Events, for information regarding the contingent consideration payment of 625,000 shares made in July 2025. The contingent consideration payable reported in the Company’s consolidated balance sheet of $7.6 million as of December 31, 2024, was remeasured quarterly resulting in a fair value of $5.5 million as of June 30, 2025. The fair value of the contingent consideration payable was based on certain valuation inputs, including the closing share price of the Company’s common stock on the respective reporting dates and the probability of meeting the milestone prior to achievement, as further discussed in Note 7, Fair Value Measurements. The remeasurement of the contingent consideration payable resulted in gains of $0.9 million and $2.1 million for the three and six months ended June 30, 2025, respectively, recognized in other income (expense), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
Collaboration and Success Payments - In 2018, the Company entered into a research and collaboration agreement with Fred Hutch (“Fred Hutch Collaboration Agreement”), pursuant to which it granted Fred Hutch rights to certain success payments. The potential payments for the Fred Hutch success payments are based on multiples of increased value ranging from 10 times to 50 times based on a comparison of the per share fair market value of the Company’s common stock relative to the original $36.58 per share issuance price of the Company’s Series A convertible preferred stock, which converted into an equal number of shares of the Company’s common stock in connection with the closing of the Company’s initial public offering (“IPO”). The aggregate success payments to Fred Hutch are not to exceed $200.0 million, which would only occur upon a 50 times increase in value relative to the original $36.58 per share issuance price of the Company’s Series A convertible preferred stock. Each threshold is associated with a success payment, ascending from $10.0 million at $365.76 per share to $200.0 million at $1,828.80 per share, payable if such threshold is reached during the measurement period. The term of the success payment agreement ends on the earlier to occur of (i) the nine-year anniversary of the date of the agreement and (ii) a change in control transaction. All per-share values, including the original Series A issuance price referenced herein, have been retroactively adjusted to reflect the Reverse Split effected on May 30, 2025. See Note 2, Summary of Significant Accounting Policies, for additional information regarding the Reverse Split.
The following table summarizes the aggregate potential success payments, which are payable to Fred Hutch in cash or cash equivalents, or at the Company’s discretion, publicly-tradeable shares of the Company’s common stock:

Multiple of initial equity value at issuance	10x	20x	30x	40x	50x
Per share common stock price required for payment	$365.76	$731.52	$1,097.28	$1,463.04	$1,828.80
Aggregate success payment(s) (in millions)	$10	$40	$90	$140	$200
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of June 30, 2025, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The success payment liability was approximately zero and $0.1 million as of June 30, 2025 and December 31, 2024, respectively, which is recognized in accrued liabilities and other current liabilities. With respect to the Fred Hutch Collaboration Agreement success payment obligations, the Company recognized success payment expense reversals of approximately zero and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, and expense reversals of $0.1 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively, which are recognized in other income (expense), net.
Stanford
License Agreement - In 2019, the Company entered into a license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford”) to license specified patent rights.
Collaboration and Success Payments - In October 2020, the Company entered into a research and collaboration agreement with Stanford (“Stanford Collaboration Agreement”), pursuant to which it granted Stanford rights to certain success payments. The potential payments for the Stanford Collaboration Agreement success payments are based on multiples of increased value ranging from 10 times to 50 times based on a comparison of the per share fair market value of the Company’s common stock relative to the original $36.58 per share issuance price of the Company’s Series A convertible preferred stock, which converted into an equal number of shares of the Company’s common stock in connection with the closing of the Company’s IPO. The aggregate success payments to Stanford are not to exceed $200.0 million, which would only occur upon a 50 times increase in value relative to the original $36.58 per share issuance price of the Company’s Series A convertible preferred stock. Each threshold is associated with a success payment, ascending from $10.0 million at $365.76 per share to $200.0 million at $1,828.80 per share, payable if such threshold is reached during the measurement period. The term of each success payment agreement ends on the earlier to occur of (i) the nine-year anniversary of the date of the agreement and (ii) a change in control transaction. All per-share values, including the original Series A issuance price referenced herein, have been retroactively adjusted to reflect the Reverse Split effected on May 30, 2025. See Note 2, Summary of Significant Accounting Policies, for additional information regarding the Reverse Split.
The following table summarizes the aggregate potential success payments, which are payable to Stanford in cash or cash equivalents, or at the Company’s discretion, publicly-tradeable shares of the Company’s common stock:

Multiple of initial equity value at issuance	10x	20x	30x	40x	50x
Per share common stock price required for payment	$365.76	$731.52	$1,097.28	$1,463.04	$1,828.80
Aggregate success payment(s) (in millions)	$10	$40	$90	$140	$200
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of June 30, 2025, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The success payment liability is estimated at the fair value at inception and at each subsequent reporting period and the expense is accreted over the service period of the Stanford Collaboration Agreement as research and development expense through September 2024. As of October 2024, the Company’s associated success payment liability was fully accreted to fair value as Stanford had provided the requisite service obligation to earn the potential success payment consideration. The success payment liability was $0.1 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively, which is recognized in accrued liabilities and other current liabilities. With respect to the Stanford Collaboration Agreement success payment obligations, the Company recognized success payment expense reversals of $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, which are recognized in other income (expense), net. The Company recognized success payment expense reversals of $0.8 million and $0.3 million for the three and six months ended June 30, 2024, respectively, which are recognized in research and development expense.

5. Cash Equivalents and Marketable Securities
The fair value and amortized cost of cash equivalents and fixed income marketable securities by major security type are as follows (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$66,439	$—	$—	$66,439
U.S. Treasury securities	201,403	99	(45)	201,457
U.S. government agency securities	9,301	2	—	9,303
Corporate debt securities	3,557	1	—	3,558
Total cash equivalents and fixed income marketable securities	$280,700	$102	$(45)	$280,757

Classified as:	Fair Value
Cash equivalents	$82,714
Marketable securities	177,984
Marketable securities, non-current	20,059
Total cash equivalents and fixed income marketable securities	$280,757

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$73,975	$—	$—	$73,975
U.S. Treasury securities	226,049	262	(40)	226,271
U.S. government agency securities	36,765	51	(1)	36,815
Corporate debt securities	21,473	20	(1)	21,492
Total cash equivalents and fixed income marketable securities	$358,262	$333	$(42)	$358,553

Classified as:	Fair Value
Cash equivalents	$80,639
Marketable securities	264,900
Marketable securities, non-current	13,014
Total cash equivalents and fixed income marketable securities	$358,553
The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for less than 12 months were $92.3 million and $31.7 million as of June 30, 2025 and December 31, 2024, respectively. The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for greater than 12 months were zero as of both June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, all of the Company’s money market and fixed income marketable securities had a maturity date of two years or less, were available for use and were classified as available‑for‑sale. The Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before recovery of their amortized cost basis. The Company determined that there was no material change in the credit risk of the above investments as of both June 30, 2025 and December 31, 2024. As such, an allowance for credit losses has not been recognized. Gross realized gains and losses were de minimis for the three and six months ended June 30, 2025 and 2024 and as a result, amounts reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2025 and 2024 were also de minimis. See Note 7, Fair Value Measurements, for additional information regarding cash equivalents and fixed income marketable securities.

6. Other Investments
In prior years the Company made minority ownership strategic investments. As of both June 30, 2025 and December 31, 2024, the aggregate carrying amount of the Company’s strategic investments in non-publicly traded companies was $19.0 million. These investments are measured at initial cost, minus impairment, if any, and plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Cumulative impairments of strategic investments in equity investments without readily determinable fair values still held as of both June 30, 2025 and December 31, 2024 were $23.0 million, reflecting the full impairment of two of the Company’s other investments.
As a part of the acquisition of each of the Company’s other investments, the Company determines whether an investment or other interest is considered a variable interest. As of both June 30, 2025 and December 31, 2024, the Company held an interest in one entity that was concluded to be a variable interest for which the Company was not the primary beneficiary as the Company did not have the power to direct the activities that most significantly impact the economic performance of the variable interest entity. As of both June 30, 2025 and December 31, 2024, the carrying value and maximum exposure to loss of the Company’s variable interests was zero.
In connection with the preparation of the financial statements for the six months ended June 30, 2025 and 2024, the Company performed a qualitative assessment of potential indicators of impairment. The Company determined that indicators existed for one of its other investments with a carrying amount of $13.0 million as of June 30, 2024. This resulted in impairment expense of zero and $13.0 million for the six months ended June 30, 2025 and 2024, respectively. The impairment expense was recorded within impairment of other investments on the condensed consolidated statements of operations and comprehensive loss and as a reduction to the investment balance within other investments on the condensed consolidated balance sheets.
7. Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$66,439	$—	$—	$66,439
U.S. Treasury securities	—	201,457	—	201,457
U.S. government agency securities	—	9,303	—	9,303
Corporate debt securities	—	3,558	—	3,558
Marketable equity security	2	—	—	2
Total financial assets	$66,441	$214,318	$—	$280,759
Financial liabilities:
Contingent consideration payable	$—	$—	$5,525	$5,525
Success payment liabilities	—	—	171	171
Total financial liabilities	$—	$—	$5,696	$5,696

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$73,975	$—	$—	$73,975
U.S. Treasury securities	—	226,271	—	226,271
U.S. government agency securities	—	36,815	—	36,815
Corporate debt securities	—	21,492	—	21,492
Marketable equity security	30	—	—	30
Total financial assets	$74,005	$284,578	$—	$358,583
Financial liabilities:
Contingent consideration payable	$—	$—	$7,600	$7,600
Success payment liabilities	—	—	411	411
Total financial liabilities	$—	$—	$8,011	$8,011
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
The Company’s contingent consideration payable and success payment liabilities are classified as Level 3 financial instruments. The contingent consideration payable valuation was estimated using the Company’s common stock price and management’s assessment of the probability of achieving either (i) specified clinical milestones or (ii) certain regulatory approvals, which was determined to be 100% as of June 30, 2025. The success payment liabilities were estimated by management using its historical experience of the correlation of success payment fair values relative to the Company’s stock price. See Note 3, Contingent Consideration Payable and Royalty Payments, for additional information regarding the contingent consideration payable and Note 15, Subsequent Events, for additional information regarding the contingent consideration payment of shares in July 2025.
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
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Contingent Consideration Payable	Success Payment Liabilities
Balance at December 31, 2024	$7,600	$411
Change in fair value (1)	(2,075)	(240)
Balance at June 30, 2025	$5,525	$171
(1)The change in fair value of the contingent consideration payable and success payment liabilities are recorded in other income (expense), net.
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

The following table summarizes the Company’s future minimum operating lease commitments as of June 30, 2025 (in thousands):

Year Ending December 31:
2025 (remaining six months)	$6,335
2026	12,959
2027	13,341
2028	13,005
2029	10,398
Thereafter	12,188
Total undiscounted lease payments	68,226
Less: imputed interest	(13,119)
Total operating lease liabilities	$55,107

Reported as of June 30, 2025:
Short-term portion of lease liabilities (included in accrued liabilities and other current liabilities)	$8,510
Operating lease liabilities, non-current	46,597
Total	$55,107
The operating lease costs for all operating leases were $2.4 million and $2.3 million for the three months ended June 30, 2025 and 2024, respectively, and $4.8 million and $4.6 million for the six months ended June 30, 2025 and 2024, respectively. The operating lease costs and total commitments for short-term leases were de minimis for the three and six months ended June 30, 2025 and 2024. Variable lease costs for operating leases were $1.9 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively, and $3.8 million and $3.9 million for the six months ended June 30, 2025 and 2024, respectively. The weighted-average remaining lease terms for operating leases were 5.2 and 5.7 years as of June 30, 2025 and December 31, 2024, respectively. The weighted‑average discount rate for operating leases was 8.5% as of both June 30, 2025 and December 31, 2024.
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
The Company’s sublease income is recognized within other operating loss (income), net in the condensed consolidated statements of operations and comprehensive loss. Total operating income from the subleases and income solely attributable to the subleases are shown in the table below (in thousands). Total operating income includes income attributable to the subleases, as well as additional operating fees recognized in “other operating loss (income), net” such as common area maintenance charges.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other operating income, net - subleases	$1,373	$977	$2,760	$2,081
Sublease income	$900	$677	$1,800	$1,353
As a result of the successful technology transfer from the Company’s West Hills, Los Angeles manufacturing facility to the Company's LyFE manufacturing center in Bothell, Washington, and in connection with the planned closure of the West Hills facility, the associated lease has been classified as a separate asset group as of June 30, 2025. The Company performed an impairment assessment for the three and six months ended June 30, 2025. The Company concluded that the carrying value of the West Hills asset group was not recoverable as it exceeded the future undiscounted cash flows the asset is expected to generate from its use and eventual disposition. The Company applied a discounted cash flow method to estimate the fair value of the right‑of-use asset, which represented level 3 nonrecurring fair value measurements. Based on this analysis, the Company recognized long-lived asset impairment charges of $1.4 million for the three and six months ended June 30, 2025 within impairment of long-lived assets in the condensed consolidated statements of operations and comprehensive loss.
9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, no shares of preferred stock were outstanding.
Common Stock
The Company is authorized to issue 500 million shares of common stock with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 14,830,868 shares and 14,743,777 shares of the Company’s common stock outstanding, respectively.
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
10. Stock-based Compensation
Equity Incentive and Employee Stock Purchase Plans
In June 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”), both of which became effective on the date of the underwriting agreement related to the Company’s IPO. Under the 2021 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock appreciation rights, performance awards and other stock-based awards. The term of any stock option granted under the 2021 Plan cannot exceed ten years. Generally, stock options (other than performance-based stock options, discussed below) and RSU awards granted by the Company vest over four years but may be granted with different vesting terms. PSUs generally vest over a three-year performance period, subject to the achievement of the associated performance condition. On January 1, 2025, the Company reserved an additional 737,188 shares of common stock for issuance under the 2021 Plan representing 5% of the total common shares outstanding as of December 31, 2024. The Company’s board of directors elected to reserve no additional shares under the 2021 ESPP for the year beginning January 1, 2025.
The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering or on the purchase date. Under the 2021 ESPP, 26,062 shares were issued for the three and six months ended June 30, 2025 and 24,565 shares were issued for the three and six months ended 2024.
As of June 30, 2025, 2,251,941 and 226,570 shares were available for future issuance pursuant to the 2021 Plan and the 2021 ESPP, respectively.
Stock-based Compensation Expense
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,295	$3,865	$4,683	$7,657
General and administrative	2,709	4,419	6,345	9,782
Total stock-based compensation expense	$5,004	$8,284	$11,028	$17,439

At June 30, 2025, total stock-based compensation cost related to unvested awards not yet recognized was $35.2 million, which is expected to be recognized over a remaining weighted-average period of 2.2 years.
Stock Options Repricing
In November 2023, the Board of Directors of the Company approved, effective November 16, 2023, a one-time repricing of certain stock option awards that had been granted to date under the 2021 Plan and 2018 Plan. The repricing impacted stock options with exercise prices greater than $47.40 held by employees who remained employed as of November 16, 2023 and were not impacted by the Company’s November 2023 reduction in workforce. The original exercise prices of the repriced stock options ranged from $52.20 to $359.00 per share for 200 total grantees with 1,170,843 shares repriced. Each stock option was repriced to have a per share exercise price of $37.40, which was the closing price of the Company’s common stock on November 16, 2023. To receive the new exercise price, option holders were required to be employed with the Company through November 15, 2024. Additionally, the vesting schedule for the unvested shares underlying repriced stock options held by executives at the level of senior vice president and above was extended for an additional year. There were no changes to the vesting schedules for employees below the level of senior vice president. No changes were made to the expiration dates of, or number of shares underlying the repriced stock options. Incremental stock‑based compensation expense resulting from the repricing was $8.9 million in the aggregate. Expense for vested awards was recognized through November 15, 2024 and expense for unvested awards will be recognized over the remaining service life of the option.
Performance-Based Stock Options
During the six months ended June 30, 2025, the Company granted performance-based stock options to certain key employees. Performance-based stock options (“PBOs”) awarded to employees have a three-year performance period and vest based upon the Company’s performance against a two- and three-year relative total shareholder return (“rTSR”) metric or upon the achievement of certain clinical development milestones. None of the clinical development milestones were probable of achievement as of June 30, 2025. For the portion of PBOs subject to certain clinical development milestones, 50% vest upon the achievement of the applicable milestone and the remaining 50% vest upon the earlier of (a) one year of service from the date of such achievement and (b) the end of the three-year performance period. The vesting of all PBOs granted is also subject to the respective employee’s continued employment. The Company valued the portion of the PBOs subject to the rTSR metric using a Monte Carlo simulation. The number of PBOs granted subject to the rTSR metrics represents the target number of options that are eligible to be earned based on the achievement of the metrics established at the beginning of the performance period, which ends on December 31st of the three-year performance period. For the portion of PBOs subject to the rTSR metrics, employees may ultimately earn between zero and 200% of the target number of PBOs granted based on the degree of achievement of the applicable rTSR metric. Accordingly, additional PBOs may be issued or currently outstanding PBOs may be cancelled upon final determination of the degree of achievement of the applicable rTSR metric. PBOs have contractual terms of ten years from grant date.
A summary of the Company’s PBO activity was as follows:

	Number of PBOs	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
PBOs outstanding as of December 31, 2024	0	$—	—	$—
Granted(1)	138,250	$11.07
Exercised	—	$—
Canceled or forfeited	(15,760)	$—
PBOs outstanding as of June 30, 2025	122,490	$11.07	9.61	$—
PBOs exercisable as of June 30, 2025	0	$—	—	$—
(1)     PBO grants reflect the target number of options eligible to be earned at the time of grant.
Performance-Based Restricted Stock Units
During the year ended December 31, 2024, the Company granted PSU awards to certain key employees. PSUs awarded to employees have a three-year performance period and vest based upon the Company’s performance against a two- and three-year rTSR metric or upon the achievement of certain clinical development milestones. Certain of the clinical development milestones were determined to be probable of achievement as of June 30, 2025, representing 67,240 shares. For the portion of PSUs subject to certain clinical development milestones (other than the bonus clinical development milestone), 50% vest upon the achievement of the applicable milestone, and the remaining 50% vest upon the earlier of (a) one year of service from the date of such achievement and (b) the end of the three-year performance period. The vesting of all PSU awards granted is also subject to the respective employee’s continued employment. The Company valued the portion of PSUs subject to the rTSR metric using a Monte Carlo simulation. The number of PSUs granted subject to the rTSR metrics represents the target number of units that are eligible to be earned based on the achievement of the metrics established at the beginning of the performance period, which ends on December 31st of the three-year performance period. For the portion of PSUs subject to the rTSR metrics, employees may ultimately earn between zero and 200% of the target number of PSUs granted based on the degree of achievement of the applicable rTSR metric. Accordingly, additional PSUs may be issued or currently outstanding PSUs may be cancelled upon final determination of the degree of achievement of the applicable rTSR metric. Stock-based compensation expense recognized for the PSU awards was approximately zero and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively.
A summary of the Company’s PSU activity was as follows:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested PSUs as of December 31, 2024(1)	135,170	$37.63
PSUs granted	—	$—
PSUs vested	—	$—
PSUs forfeited or canceled	(17,500)	$37.63
Unvested PSUs as of June 30, 2025	117,670	$37.63
(1)     PSU grants reflect the target number of shares eligible to be earned at the time of grant.
As of June 30, 2025, none of the PSU metrics have been met, resulting in no shares vesting.
Restricted Stock Units
A summary of the Company’s RSU activity was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested RSUs as of December 31, 2024	281,190	$34.40
RSUs granted	260,250	$11.25
RSUs vested	(61,266)	$29.48
RSUs forfeited or canceled	(98,503)	$26.17
Unvested RSUs as of June 30, 2025	381,671	$20.94
Stock Options
A summary of the Company’s stock option activity was as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2024	2,239,354	$49.80	6.62	$1,479
Granted	439,491	$11.36
Exercised	—	$—
Canceled or forfeited	(163,402)	$40.42
Options outstanding as of June 30, 2025	2,515,443	$43.63	6.83	$960
Options exercisable as of June 30, 2025	1,560,977	$54.32	5.74	$960

The fair value of stock options granted to employees and directors was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	4.31%	4.17%
Expected volatility	84.7%	76.0%
Expected term (in years)	6.03	5.90
Expected dividend yield	0%	0%
The weighted-average grant date fair value of options granted for the six months ended June 30, 2025 and 2024 were $8.93 per share and $27.00 per share, respectively.
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
12. Commitments and Contingencies
License and Collaboration Agreements
The Company has entered into certain license and collaboration agreements, including those identified in Note 4, License, Collaboration and Success Payment Agreements above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial milestones. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause the discontinuance of the programs, including termination of such agreements. Due to the nature of these agreements, the future potential payments are inherently uncertain, and accordingly no amounts had been recorded for the potential future achievement of these targets as of both June 30, 2025 and December 31, 2024.
13. Related-party Transactions
In September 2021, the Company entered into a sublease with Sonoma (“Sonoma Sublease”), with whom the Company has common stockholders with board seats, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. Dr. Klausner, the Chair of the Company’s board of directors, also serves as Board Chair of the board of directors of Sonoma. As a part of the Sonoma Sublease, a $4.6 million tenant improvement contribution payment was made by Sonoma, which is recognized over the term of the Sonoma Sublease. As of both June 30, 2025 and December 31, 2024, there were accrued liabilities and other current liabilities of $0.5 million and as of June 30, 2025 and December 31, 2024, there were other non-current liabilities of $2.3 million and $2.5 million, respectively, in connection with the Sonoma Sublease. Total operating income from Sonoma and income solely attributable to the Sonoma Sublease are shown in the table below (in thousands). Total operating income includes income attributable to the sublease, as well as additional operating fees recognized in “other operating loss (income), net” such as common area maintenance charges. See Note 8, Leases, for more detail on the Sonoma Sublease.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sonoma other operating income, net	$688	$677	$1,389	$1,484
Sonoma sublease income	$465	$465	$930	$930
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$8	$13	$15	$16
Operating expenses:
Research and development
Technical operations	14,822	16,206	36,655	33,477
Clinical development	9,656	8,913	18,575	17,296
Non-clinical research	3,058	8,832	8,204	19,360
Facilities and technology	7,321	6,310	14,870	13,302
Total research and development expenses	34,857	40,261	78,304	83,435
General and administrative
Business support	5,962	7,650	15,033	16,566
Corporate expenses and outside services	2,807	3,807	6,638	7,475
Facilities and technology	1,017	799	2,161	1,709
Total general and administrative expenses	9,786	12,256	23,832	25,750
Other operating loss (income), net	1,062	(976)	943	(2,066)
Impairment of long-lived assets	1,443	—	1,443	—
Total operating expenses	47,148	51,541	104,522	107,119
Loss from operations	(47,140)	(51,528)	(104,507)	(107,103)
Interest income, net	3,276	6,364	7,138	13,183
Other income (expense), net	1,180	(645)	2,490	445
Impairment of other investments	—	—	—	(13,001)
Total other income, net	4,456	5,719	9,628	627
Net loss	$(42,684)	$(45,809)	$(94,879)	$(106,476)
Total expenditures for additions to the Company’s property and equipment, net were approximately zero and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.
15. Subsequent Events
Clinical Milestone Issuance
In July 2025, the Company issued 625,000 shares of common stock to certain former stockholders of ImmPACT Bio USA, Inc. The issuance fulfilled the contingent consideration payable obligation under the Merger Agreement, triggered by the achievement of a specific clinical milestone during the three months ended June 30, 2025. The contingent consideration payable obligation was valued at $5.5 million as of June 30, 2025. See Note 3, Contingent Consideration Payable and Royalty Payments, for further information regarding the contingent consideration payable.
Securities Purchase Agreement
In July 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and other accredited investors (the “Purchasers”), pursuant to which the Company sold and issued 3,753,752 shares of common stock at a purchase price of $13.32 per share at an initial closing, for gross proceeds of approximately $50.0 million.
Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to require the Purchasers to purchase approximately $50.0 million of additional shares of common stock (and/or pre-funded warrants in lieu of common stock) at a closing (the “Milestone Closing”) upon the occurrence of a milestone event within 12 months following the initial closing. The purchase price per share of common stock in the Milestone Closing will be $25.61, unless the closing price of the common stock on the date before the Milestone Closing is less than $10.41, in which case it will be

$10.41 per share. If the purchase price in the Milestone Closing will be $10.41 per share, the Company may rescind its Milestone Closing election before completion of the Milestone Closing.
At any time before the Milestone Closing and until the later of 12 months following the initial closing and 40 days after the Purchasers receive notice from the Company of the achievement of a milestone event, each Purchaser will have the right, but not the obligation, to purchase at a closing (each, an “Investor Call Closing”) the same dollar amount of common stock (or pre-funded warrants in lieu thereof) it has committed to purchase in the Milestone Closing, at a purchase price of $30.73 per share. If any Purchaser exercises its right to hold its Investor Call Closing, it will not participate in any subsequent Milestone Closing. In addition, subject to specified exceptions, if the Company completes a bona fide equity financing for capital-raising purposes on terms that are more favorable to investors than the terms of the Investor Call Closing, the Company’s right to hold the Milestone Closing will terminate.

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
Overview
We are a late-stage clinical cell therapy company advancing a pipeline of proprietary next-generation autologous chimeric antigen receptor (CAR) T-cell product candidates for patients with hematologic malignancies and solid tumors. The Company is currently conducting a pivotal clinical trial for its lead product candidate, LYL314, a dual-targeting CD19/CD20 CAR T‑cell therapy in development for large B-cell lymphoma in the third- or later-line (3L+) setting and in a Phase 1/2 study in the second-line (2L) setting. We are pioneering novel approaches designed to generate T‑cell therapies that drive long-lasting clinical responses. The patient’s own living cells are the starting point for our investigational CAR T-cell therapies, and we enhance them with our innovative CAR constructs, technology and manufacturing protocols.
In hematologic malignancies, we are focused on advancing our lead product candidate, LYL314, which is designed to deliver improved outcomes over first-generation CD19 CAR T-cell therapies for patients with B-cell lymphomas. LYL314 is a dual-targeting CD19/CD20 CAR T-cell product candidate designed to increase complete response rates and prolong the duration of response as compared to the approved CD19‑targeted CAR T-cell therapies. The PiNACLE trial, which is the first of two planned pivotal trials of LYL314 for the treatment of patients with relapsed and/or refractory large B-cell lymphoma (LBCL), is now underway. LYL314 is designed with a true ‘OR’ logic gate to target B cells that express either CD19 or CD20 with full potency and is manufactured with a process that enriches for CD62L‑positive cells to generate more naïve and central memory CAR T cells with enhanced stemlike features and antitumor activity.
To realize the potential of cell therapy for solid tumors, we are also developing next-generation CAR T-cell product candidates enhanced with our anti-exhaustion and additional arming technologies and manufactured with our proprietary protocols. These approaches are designed to endow CAR T cells with attributes needed to drive durable tumor cytotoxicity and achieve high rates of long-lasting clinical responses, including the ability to resist exhaustion, maintain qualities of durable stemness and function in the hostile solid tumor microenvironment.
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

Our pipeline of next-generation CAR T-cell product candidates target cancers with large unmet need and is summarized in Table 1 below:
Table 1: Lyell’s Pipeline
Our Pipeline Programs
LYL314 (formerly IMPT-314): A next-generation dual-targeting CD19/CD20 CAR T-cell product candidate designed to increase complete response rates and prolong the duration of responses as compared to the approved CD19‑targeted CAR T-cell therapies for the treatment of large B-cell lymphoma
Our lead program, LYL314, is targeting patients with aggressive relapsed and/or refractory large B-cell non‑Hodgkin lymphoma (NHL), more commonly referred to as LBCL. Lymphoma is a blood cancer that begins in lymphocytes and spreads primarily in lymph nodes, but can also metastasize to the liver, kidney, brain and other organs. Lymphomas are broadly classified as either Hodgkin or non‑Hodgkin lymphoma, with NHL present in multiple groups of lymph nodes whereas Hodgkin lymphoma is typically located in a single group of lymph nodes, generally in the upper body. NHL is the more common form of lymphoma, representing approximately 90% of all lymphomas.
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
Approximately 40% to 50% of patients with LBCL are refractory to, or relapse following, first-line treatment and we estimate approximately 12,000 patients in the United States with LBCL progress to 2L treatment.

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
While the first generation of CD19 CAR T-cell therapies delivered a major advance in treatment for patients with B-cell lymphoma, there remains a need for therapies that deliver more complete and durable responses. More than 40% of patients with aggressive LBCL treated in the 3L+ setting with a CD19 CAR T-cell therapy are not disease-free after treatment and 30% of patients do not respond at all. Of these patients treated with an approved CD19 CAR T-cell therapy, approximately 50% of patients progress or die within six months, and the overall survival at one year for patients treated with a CD19 CAR T-cell therapy is only 50% to 60%.
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
A dual-targeting, or bispecific, CAR recognizes two targets. LYL314 is rationally designed with a true CD19/CD20 “OR” logic-gated CAR targeting either CD19 or CD20 with full potency, and the cell therapy product is enriched for naïve and central memory T cells. Together, this novel construct and the cell enrichment for naïve and central memory T cells are designed to provide multiple clinical benefits over CD19 CAR T-cell therapies, including:
•Ability to target lower or heterogeneous CD19 antigen density and result in a higher percentage of complete responses than with a single-targeting CAR construct;
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
Antigen heterogeneity, which refers to variation in the expression levels of tumor antigens across cancer cells, can limit the effectiveness of targeted therapies, including CD19 CAR T-cell therapy. Nonclinical data demonstrated that LYL314’s optimized tandem CAR design is capable of killing target cells that express CD19 only, CD20 only or both antigens with full potency, thus it has the potential to achieve a higher percentage of complete responses than a single‑targeting agent, particularly in those patients with malignant B cells with a lower or heterogeneous CD19 antigen density.
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
Additionally, LYL314 is manufactured to produce a CAR T-cell product with higher proportions of naïve and central memory T cells through a process that enriches for CD62L-expressing cells. This manufacturing process is designed to generate CAR T cells with enhanced antitumor activity, which we believe could result in both increased complete response rates and more durable responses. Naïve T cells are mature T lymphocytes that have differentiated in the bone marrow and undergone central tolerance selection in the thymus, but have not interacted with their antigen. CAR T cells generated from these CD62L-positive less differentiated T cells have been associated with better engraftment, improved persistence, reduced exhaustion and lower cytokine production compared to CAR T cells generated from traditional processes. The enrichment of CD62L-expressing T cells does not increase the manufacturing time, which is similar to that of the approved CD19 CAR T-cell therapies. Data from the ZUMA-7 pivotal trial of axicabtagene ciloleucel in patients with relapsed and/or refractory LBCL demonstrated an improved overall survival in those patients with a higher median percentage of T cells with a naïve/stem memory phenotype in the administered cell product.
Phase 1/2 Clinical Trial of LYL314
Our Phase 1/2 trial of LYL314 is a multi-center, open-label dose-escalation and dose-expansion clinical trial designed to evaluate the safety and clinical benefit of LYL314 and to determine a recommended Phase 2 dose in patients with relapsed and/or refractory aggressive LBCL. Following our End-of-Phase 1 meeting with the U.S. Food and Drug Administration (FDA), we initiated the pivotal PiNACLE trial, which is a seamless expansion of the 3L+ cohort of the Phase 1/2 trial. The PiNACLE trial is a single-arm pivotal trial evaluating LYL314 at a dose of 100 x 106 CAR T cells in patients with LBCL treated in the 3L+ setting. The trial is expected to enroll approximately 120 patients with relapsed and/or refractory DLBCL, PMBCL, HGBCL, FL3B or tFL who have not previously received CAR T-cell therapy. Patients may be treated with LYL314 in the outpatient setting, with observation near the site limited to 14 days. There is no upper age limit for eligibility, which broadens the addressable patient population. The primary endpoint of the trial is the overall response rate, including an evaluation of duration of response. More information about the PiNACLE trial can be found on clinicaltrials.gov (NCT05826535).
The Phase 1/2 trial continues to enroll CAR T-cell therapy naïve patients with relapsed and/or refractory LBCL receiving treatment in the 2L setting and we remain on track to initiate a pivotal trial for these patients by early 2026. If successful, we may expand into other types of B-cell NHL.
Phase 1/2 Clinical Data
We presented new data from the ongoing Phase 1/2 trial in an oral session at the 18th International Conference on Malignant Lymphoma (ICML) in June 2025. As of April 15, 2025 (the data cutoff date for the presentation at ICML), 51 patients with relapsed and/or refractory CAR T-naïve LBCL received LYL314 and comprised the safety population. The efficacy evaluable population consisted of 36 patients with Day 84 assessments or prior disease progression or death, including 25 patients treated in the 3L+ setting and 11 patients treated in the 2L setting. Patient demographics and baseline disease characteristics were consistent with high-risk patient populations: median ages of 65 and 69 years in the 3L+ and 2L settings, respectively, 41% of 3L+ and 65% of 2L patients had Stage IV disease at trial entry, and 47% of 3L+ and 82% of 2L patients had primary refractory disease. There were 49 patients who received the recommended Phase 2 dose of 100 x 106 CAR T cells; two patients received a dose of 300 x 106 CAR T cells. CD19/CD20 screening was not required prior to enrollment. Of the patients not included in the efficacy evaluable population presented at ICML, two were excluded because they had T-cell histiocyte-rich lymphoma, a histologic subtype with a poor prognosis that is not included in the clinical trial moving forward, and 13 patients who had not yet reached their Day 84 scan.
In efficacy-evaluable 3L+ patients, with a median follow up of 9 months (N = 25):
•The overall response rate was 88% (22/25 patients), with 72% (18/25) of patients achieving a complete response
•71% (10/14) of patients with complete response remained in complete response at ≥ 6 months

Table 2: Best overall response in patients in the 3L+ cohort from data presented at ICML.

Durable Responses in Patients with 3L+ R/R LBCL

71% of patients with CR remained in CR at ≥ 6 months

DLBCL
DLBCL
HGBCL
DLBCL
DLBCL
tFL
tFL
DLBCL
tFL
DLBCL
DLBCL
DLBCL
HGBCL
DLBCL
DLBCL
HGBCL
DLBCL
tFL
DLBCL
DLBCL
HGBCL
DLBCL
DLBCL
DLBCL
DLBCL
1
3
6
9
12
15
18
Time Post LYL314 Administration (Months)
Last Assessment
Complete Response
Partial Response
Stable Disease
Progressive Disease
Not Evaluable
Survival Follow Up
Death

Data cutoff: April 15, 2025

CAR, chimeric antigen receptor, CR, complete response; LBCL, large B-cell lymphoma; R/R, relapsed and/or refractory

Figure 3: Data from the Phase 1/2 trial in patients with relapsed and/or refractory aggressive LBCL treated with LYL314 were presented at ICML. The efficacy evaluable population of patients treated in the 3L+ setting consisted of 25 patients. The overall response rate was 88% (22/25 patients), with 72% (18/25 patients) achieving a complete response. The median follow up was 9 months (17 maximum). When the data were reported, 71% (10/14) of patients with complete response remained in complete response at ≥ 6 months.
In initial data from efficacy-evaluable 2L patients, with a median follow up of 5 months (N = 11):
•The overall response rate was 91% (10/11 patients), with 64% (7/11) achieving a complete response
•100% (7/7) of patients with complete response were in complete response at last assessment, including 3/3 at ≥ 6 months
•In patients with primary refractory disease, a difficult to treat population, 70% (7/10) achieved a complete response

Table 3 and Figure 4: Initial data from the Phase 1/2 trial in patients with relapsed and/or refractory aggressive LBCL treated with LYL314 were presented at the ICML in June 2025. The efficacy evaluable population of patients treated in the 2L setting consisted of 11 patients. The overall response rate was 91% (10/11 patients), with 64% (7/11 patients) achieving a complete response. The median follow up was 5 months (maximum 10 months). At data presentation, 100% (7/7) of patients with complete response were in complete response at last assessment, including 3/3 at ≥ 6 months. In patients with primary refractory disease, a difficult to treat population, 70% (7/10) achieved a complete response.
In the safety evaluable population of 51 patients, including patients from both the 3L+ and 2L cohorts, a manageable safety profile appropriate for outpatient administration was observed. No Grade ≥ 3 and low rates of Grade 1 (22%) or Grade 2 (35%) events of cytokine release syndrome (CRS) were reported. Adverse events of immune effector cell-associated neurotoxicity syndrome (ICANS) were reported in 6% (Grade 1), 2% (Grade 2) and 14% (Grade ≥ 3) of patients. The median time to complete resolution of all reports of ICANS was 5 days, with rapid improvement (median of 2 days) to Grade 2 or lower with standard therapy. No deaths were related to LYL314 administration.
LYL314 demonstrated robust expansion with a time to peak of 10 days (N = 51). The final drug product contained the desired CD62L-positive naïve T-cell phenotype (median, 95%). Rapid and durable depletion of B cells was demonstrated through month 6 and up to the month 12 assessment using a highly sensitive and robust method.
LYL314 is currently under evaluation in the pivotal PiNACLE trial for patients with relapsed and/or refractory LBCL that has progressed on two or more prior lines of therapy (Phase 2 portion of ongoing Phase 1/2 multi-center clinical trial of LYL314). The Phase 1/2 clinical trial is ongoing and currently enrolling patients with relapsed and/or refractory LBCL who are receiving treatment in the 3L+ and 2L settings and have not previously received CAR T-cell therapy. LYL314 has received Regenerative Medicine Advanced Therapy (RMAT) as well as Fast Track designations from the FDA for the treatment of adults with relapsed and/or refractory diffuse LBCL in the 3L+ setting.
•We presented new clinical data from the Phase 1/2 multi-center clinical trial of LYL314 in patients with relapsed and/or refractory LBCL in an oral session at the ICML on June 18th, including mature data from patients treated in the 3L+-line setting and initial data from patients treated in the 2L setting. The data demonstrated high rates of durable complete responses in high-risk patients with a manageable safety profile.
•Following an End-of-Phase 1 meeting with the FDA, we initiated the pivotal PiNACLE single-arm trial in patients with relapsed and/or refractory LBCL in the 3L+ setting who have not yet received CAR T-cell therapy. There are 17 sites in the United States currently enrolling patients in this trial. We are expanding the number of trial sites up to approximately 35 to accelerate enrollment and expect to provide an update on the trial progress in late 2025.
•We expect to present more mature data from the ongoing Phase 1/2 trial from patients receiving treatment in the 2L setting in late-2025.
•We expect to initiate a Phase 3 randomized controlled trial in patients receiving treatment in the 2L setting with relapsed and/or refractory LBCL by early 2026.

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
T-Cell Enhancement and Manufacturing Technologies for Solid Tumors
For our solid tumor pipeline, we are targeting large markets with substantial unmet medical need. We carefully evaluate and select CAR targets to ensure that binding to normal tissues is limited and manageable for safety. Selecting an appropriate antigen target and designing a potent CAR construct, however, are necessary but insufficient for achieving durable clinical responses in most solid tumors. Based on nonclinical evidence and clinical data, we believe there are multiple mechanisms limiting the efficacy and durability of cell therapy for solid tumors. To address this need, we are advancing solid tumor CAR T‑cell product candidates with new CAR targets and that are armed with a suite of our proprietary anti-exhaustion and durable stemness technologies, as well as new enhancements designed to overcome the hostile tumor microenvironment. Our next-generation CAR T-cell product candidates are fully-armed, meaning they incorporate multiple technologies, each designed to address different efficacy barriers to cell therapies for solid tumors, including T‑cell exhaustion, lack of durable stemness, as well as immune suppression within the hostile tumor microenvironment. Our technologies and manufacturing approaches designed to generate CAR T cells that can achieve potent and durable anti‑tumor cytotoxicity are summarized in Table 4 described below.
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
CAR, chimeric antigen-receptor; NR4A3, nuclear receptor 4A3; TME, tumor microenvironment

Table 4: Lyell has a suite of technologies designed to enhance the potency and durability of our CAR T-cell product candidates.
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
Our LyFE Manufacturing Center™ located in Bothell, Washington is approximately 73,000 square feet and is comprised of manufacturing suites, laboratories and offices. LyFE is manufacturing LYL314 for the pivotal PiNACLE trial and the ongoing Phase 1/2 clinical trial for patients with relapsed and/or refractory LBCL. At full staffing and capacity, we expect to be able to manufacture >1,200 patient CAR T‑cell products/year and support our clinical development needs for LYL314 and other pipeline programs, as well as early commercial launch of LYL314, if approved.
We are focused on maintaining a manufacturing strategy that is operationally efficient to maximize our capacity and avoid any disruption to clinical trial supply.
Macroeconomic Environment
Our business and operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges such as the effects of disruption between the U.S. and its trading partners due to tariffs or other policies, the ongoing geopolitical conflicts in Ukraine, armed conflicts and turmoil in the Middle East and related U.S. involvement, tensions in U.S.-China relations, inflationary pressures, fluctuations in the interest rate environment, instability in the banking industry, supply constraints and overall market volatility. Economic uncertainty may persist through the remainder of 2025 and beyond, and the market dynamics discussed above and similar adverse conditions may negatively impact our business.
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
Research and development expenses also include non-cash expenses related to the change in the estimated fair value of the success payment obligations over their respective requisite service terms granted to Fred Hutchinson Cancer Center (Fred Hutch) and The Board of Trustees of the Leland Stanford Junior University (Stanford). Fred Hutch and Stanford have provided the requisite service obligation to earn the potential success payment consideration under their collaboration agreements as of December 31, 2022 and September 30, 2024, respectively. For reporting periods beginning on January 1, 2023, for Fred Hutch, and October 1, 2024, for Stanford, the change in the success payment liability fair value is recognized in other income (expense), net, as the requisite service obligations had been met. See Note 4, License, Collaboration and Success Payment Agreements, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. Research and development expenses related to our success payment liabilities are unpredictable and may vary significantly from quarter‑to‑quarter and year‑to‑year due to changes in our assumptions used in the calculation.
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
Other Operating Loss (Income), Net
Other operating loss (income), net consists primarily of service and occupancy fees received associated with subleases as well as losses on the retirement of property and equipment.

Impairment of Long-Lived Assets
Impairment of long-lived assets consists primarily of the expense associated with the impairment of our West Hills, Los Angeles lease right-of-use asset. See Note 8, Leases, in the accompany notes to our condensed consolidated financial statement included in Part I, Item 1, of this Form 10-Q for additional information.
Interest Income, Net
Interest income, net consists primarily of interest earned on our cash, cash equivalents and marketable securities balances.
Other Income (Expense), Net
Other income (expense), net consists primarily of the change in fair value associated with our contingent consideration payable and success payment liabilities to Fred Hutch and Stanford for the three and six months ended June 30, 2025. Other income (expense), net consists primarily of the change in fair value associated with our success payment liabilities to Fred Hutch and changes to the fair value of our marketable equity security that is publicly traded for the three and six months ended June 30, 2024.
Impairment of Other Investments
Impairment of other investments consists of reductions in the value of certain other investments.
Results of Operations
Three and Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenue	$8	$13	$(5)	$15	$16	$(1)
Operating expenses:
Research and development	34,857	40,261	(5,404)	78,304	83,435	(5,131)
General and administrative	9,786	12,256	(2,470)	23,832	25,750	(1,918)
Other operating loss (income), net	1,062	(976)	2,038	943	(2,066)	3,009
Impairment of long-lived assets	1,443	—	1,443	1,443	—	1,443
Total operating expenses	47,148	51,541	(4,393)	104,522	107,119	(2,597)
Loss from operations	(47,140)	(51,528)	4,388	(104,507)	(107,103)	2,596
Interest income, net	3,276	6,364	(3,088)	7,138	13,183	(6,045)
Other income (expense), net	1,180	(645)	1,825	2,490	445	2,045
Impairment of other investments	—	—	—	—	(13,001)	13,001
Total other income, net	4,456	5,719	(1,263)	9,628	627	9,001
Net loss	$(42,684)	$(45,809)	$3,125	$(94,879)	$(106,476)	$11,597

Research and Development Expenses
The following table summarizes the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Personnel	$13,556	$15,979	$(2,423)	$33,171	$32,453	$718
Facilities, technology and depreciation	11,157	12,018	(861)	23,239	24,915	(1,676)
Research activities, collaborations and outside services	10,144	13,057	(2,913)	21,894	26,335	(4,441)
Success payments	—	(793)	793	—	(268)	268
Total research and development expenses	$34,857	$40,261	$(5,404)	$78,304	$83,435	$(5,131)
Research and development expenses were $34.9 million and $40.3 million for the three months ended June 30, 2025 and 2024, respectively. The $5.4 million decrease was primarily due to a $2.9 million reduction in research activities, collaborations and outside services due primarily to a reduction in costs associated with research and laboratory supplies and collaboration agreements, a $2.4 million decrease in personnel‑related expenses primarily due to reduced stock-based compensation expense resulting from lower headcount and the reduced value of new equity awards and a $0.9 million reduction in facilities, technology and depreciation expenses primarily due to decreased depreciation on leasehold improvements in 2025 following the impairment of these assets in December 2024. The decrease in research and development expenses was partially offset by a change of $0.8 million in success payments due to recognizing the Stanford success payment liability fair value changes in other income (expense), net for the three months ended June 30, 2025.
Research and development expenses were $78.3 million and $83.4 million for the six months ended June 30, 2025 and 2024, respectively. The $5.1 million decrease was due primarily to a decrease of $4.4 million in research activities, collaborations and outside services due primarily to a reduction in costs associated with collaboration agreements and a decrease of $1.7 million in facilities and technology costs primarily due to decreased depreciation on leasehold improvements in 2025 following the impairment of those assets in December 2024. These decreases were partially offset by a $0.7 million increase in personnel-related expenses mainly due to severance expenses resulting from the Company’s workforce reduction related to the closure of the West Hills manufacturing facility, partially offset by decreased stock-based compensation expense and a change of $0.3 million in success payments due to recognizing the Stanford success payment liability fair value changes in other income (expense), net for the six months ended June 30, 2025.
General and Administrative Expenses
General and administrative expenses were $9.8 million and $12.3 million for the three months ended June 30, 2025 and 2024, respectively. The $2.5 million decrease was primarily due to a $1.7 million decrease in stock-based compensation expense primarily related to a decrease in the value of new awards granted and a $0.8 million decrease in outside services primarily due to a $0.5 million reduction in legal expenses.
General and administrative expenses were $23.8 million and $25.8 million for the six months ended June 30, 2025 and 2024, respectively. The $1.9 million decrease was primarily due to a $0.9 million decrease in legal expenses and a $0.8 million reduction in personnel costs, including a $3.4 million decrease in stock-based compensation expense, primarily related to a decrease in the value of new awards granted and an increase of $2.6 million in personnel-related expenses primarily due to severance expenses resulting from the Company’s workforce reduction related to the West Hills facility closure.
Other Operating Loss (Income), Net
Other operating loss (income), net was $1.1 million and $(1.0) million for the three months ended June 30, 2025 and 2024, respectively, and $0.9 million and $(2.1) million for the six months ended June 30, 2025 and 2024, respectively. The decreases in other operating loss (income), net of $2.0 million and $3.0 million for the three and six months ended June 30, 2025, respectively, are primarily due to losses on property and equipment disposals of $2.4 million and $3.7 million, respectively, associated with the Company’s closure of the West Hills facility, partially offset by increased sublease income for the three and six months ended June 30, 2025.

Impairment of Long-lived Assets
Impairment of long-lived assets was $1.4 million for both the three and six months ended June 30, 2025 and zero for both the three and six months ended June 30, 2024, consisting of the impairment of our West Hills, Los Angeles right‑of‑use lease asset resulting from the planned closure of the facility subsequent to the successful technology transfer to the Company’s LyFE manufacturing center.
Interest Income, Net
Interest income, net was $3.3 million and $6.4 million for the three months ended June 30, 2025 and 2024, respectively, and $7.1 million and $13.2 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in interest income, net for the three and six months ended June 30, 2025 was primarily driven by decreased interest rates in 2025 coupled with lower cash equivalent and marketable securities balances.
Other Income (Expense), net
Other income (expense), net was approximately $1.2 million and $(0.6) million for the three months ended June 30, 2025 and 2024, respectively, and $2.5 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $1.8 million in other income (expense), net for the three months ended June 30, 2025 was primarily driven by a $0.9 million gain resulting from the change in the fair value of our contingent consideration payable related to the ImmPACT acquisition and a $1.4 million change in the fair value of our equity marketable security, partially offset by $(0.6) million in changes in the fair value of our success payment liabilities. The increase of $2.0 million in other income (expense), net for the six months ended June 30, 2025 was primarily driven by a $2.1 million gain resulting from the change in the fair value of our contingent consideration payable related to the ImmPACT acquisition partially offset by a $(0.1) million change in the fair value of our success payment liabilities.
Impairment of Other Investments
Impairment of other investments was zero for both the three months ended June 30, 2025 and June 30, 2024, and zero and $13.0 million for the six months ended June 30, 2025 and 2024, respectively, which consisted of the full impairment of one of our other investments. See Note 6, Other Investments, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q, for additional details regarding the impairments of other investments.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through the sale and issuance of convertible preferred stock, the sale of common stock in connection with our IPO and in a private placement financing and business development activities. As of June 30, 2025, we had $296.8 million in cash, cash equivalents and marketable securities excluding restricted cash, which does not include the gross proceeds of approximately $50 million, before deducting transaction expenses, from the sale of our common stock in a private placement pursuant to a Securities Purchase Agreement (the Purchase Agreement) in July 2025. See Note 15, Subsequent Events, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional details regarding the July 2025 private placement. Since our inception, we have incurred significant operating losses. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $1.4 billion as of June 30, 2025. From June 29, 2018 (inception) through June 30, 2025, we raised an aggregate of $1.4 billion in gross proceeds from sales of our convertible preferred stock and the IPO.
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
Pursuant to the Purchase Agreement, the investors under the Purchase Agreement have the right to purchase, and upon the achievement of a milestone we will have the right to sell to such investors, $50.0 million of additional common stock (or pre-funded warrants in lieu thereof) under the Purchase Agreement on the terms specified therein, and subject to specified conditions. See Note 15, Subsequent Events, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional details regarding the terms of the Purchase Agreement.
Future Funding Requirements
We expect to incur additional losses in the foreseeable future as we conduct and expand our research and development efforts, including conducting nonclinical studies and clinical trials, integrating ImmPACT into our business, developing new product candidates, establishing, improving and maintaining internal manufacturing capabilities and funding our operations generally. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we anticipate that we will need to raise additional capital in the future to fund our operations, including further development of our product candidates and the commercialization of any approved product candidates. In addition, we regularly consider fund‑raising opportunities and may decide, from time to time, to raise additional capital, including pursuant to the Sales Agreement, based on various factors, including market conditions and our plans of operation. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.
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
•further investment to build additional manufacturing facilities or expand the capacity of our existing one;
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
Material Cash Requirements
We continually evaluate our liquidity and capital resources to ensure that we can adequately and efficiently finance our operations. As of June 30, 2025, our material cash requirements consisted primarily of paying salaries and benefits, administering clinical trials, conducting research, improving our manufacturing capabilities, providing the technology and facilities necessary to support our operations, funding operating lease obligations and other payments related to our license and collaboration agreements and the acquisition of ImmPACT. See Note 4, License, Collaboration and Success Payment Agreements, and Note 8, Leases, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(89,196)	$(80,110)
Investing activities	82,113	67,001
Financing activities	184	889
Net decrease in cash, cash equivalents and restricted cash	$(6,899)	$(12,220)
Operating Activities
During the six months ended June 30, 2025, net cash used in operating activities was $89.2 million, reflecting our net loss of $94.9 million, partially offset by $16.1 million of non-cash items primarily related to stock-based compensation expense of $11.0 million, depreciation and amortization expense of $6.6 million and losses on property and equipment disposals of $3.8 million, partially offset by net amortization and accretion on marketable securities of $2.9 million and the change in the fair value of our contingent consideration payable of $2.1 million. Net operating assets and liabilities decreased by $10.4 million primarily driven by a $13.1 million decrease in accrued liabilities and other current liabilities, partially offset by a $4.8 million increase in prepaid expenses, other current assets and other assets, which also contributed to the net cash used in operating activities.
During the six months ended June 30, 2024, net cash used in operating activities was $80.1 million, reflecting our net loss of $106.5 million, partially offset by $30.6 million of non-cash items primarily related to stock-based compensation expense of $17.4 million, the impairment of other investments of $13.0 million and depreciation and amortization expense of $9.9 million, partially offset by net amortization and accretion on marketable securities of $8.1 million. Additionally, net operating assets and liabilities decreased $4.2 million primarily driven by a $3.1 million decrease in accrued liabilities and other current liabilities.
Investing Activities
During the six months ended June 30, 2025, cash provided by investing activities was $82.1 million, consisting primarily of net maturities and purchases of marketable securities.
During the six months ended June 30, 2024, cash provided by investing activities was $67.0 million, consisting primarily of net maturities and purchases of marketable securities.
Financing Activities
During the six months ended June 30, 2025, cash provided by financing activities was approximately $0.2 million, consisting of proceeds from the employee stock purchase plan.
During the six months ended June 30, 2024, cash provided by financing activities was approximately $0.9 million, consisting of proceeds from the employee stock purchase plan of $0.8 million and proceeds from the exercise of stock options of $0.2 million, partially offset by taxes paid related to the net share settlement of equity awards of $0.1 million.

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
Interest Rate Risk
We had cash equivalents of $82.7 million as of June 30, 2025, which consisted of money market funds and highly liquid investments purchased with original maturities of three months or less from the purchase date. We also had fixed income marketable securities of $198.0 million as of June 30, 2025. The primary objective of our investment activities is to preserve capital to fund our operations, and we currently do not hedge our interest rate risk exposure. Because our fixed income marketable securities are primarily short-term in duration, our exposure to interest rate risk is not significant, and a hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material effect on our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We had no debt outstanding as of June 30, 2025.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•We are a late-stage clinical cell therapy company that has incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing net losses for the foreseeable future.
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
•We recently acquired ImmPACT and may not be able to successfully integrate ImmPACT into our business or realize the benefits of such acquisition or any potential future collaborations, licenses, product acquisitions or other strategic transactions.
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

Risks Related to Our Financial Condition, Limited Operating History and Need for Additional Capital
We are a late-stage clinical cell therapy company that has incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing net losses for the foreseeable future.
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove safe and effective, gain regulatory approval or become commercially viable. We are a late-stage clinical cell therapy company that does not yet have any products approved by regulatory authorities for sale, and we have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. Since our inception, we have not generated any revenue from product sales and have incurred significant net losses. Substantially all of our net losses since inception have resulted from our research and development programs and general and administrative costs associated with our operations.
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
•continue to develop, protect and defend our intellectual property portfolio; and
•incur additional legal, accounting or other expenses in operating our business, including the additional costs associated with operating as a public company and maintaining compliance with the applicable continued listing requirements of The Nasdaq Global Select Market.
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
We will require substantial additional capital to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.*
We expect to expend substantial resources for the foreseeable future to advance and expand our research pipeline, conduct nonclinical studies and pursue clinical development and manufacturing of our product candidates. We also expect to continue to expend resources for the development of our technology platforms. These expenditures will include costs associated with research and development, acquiring or licensing new technologies, conducting nonclinical studies and clinical trials and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. We will also need to make significant expenditures to develop a medical affairs organization for medical education and a commercial organization capable of sales, marketing and distribution for any products, if any, that we intend to sell ourselves in the markets in which we choose to commercialize. In addition, we may be required to make success payments and other contingent consideration payments under our license, collaboration and other agreements. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the discovery, development and commercialization of our existing and potential product candidates, and other unanticipated costs may arise.
As a result of expense timing, as well as diligent expense management, we believe that our existing cash, cash equivalents and marketable securities, including the net proceeds we received from the initial closing under the Purchase Agreement in July 2025, will be sufficient to meet our working capital and capital expenditure needs into mid-2027. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital to complete clinical development of any of our current programs.
We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all, and our ability to raise additional capital may be adversely impacted by potentially unfavorable global economic conditions or conditions in the biotechnology sector of the market, including disruptions to, or volatility in, the credit and financial markets in the United States and worldwide, actual or perceived changes in interest rates and economic inflation, the current or anticipated impact of geopolitical instability and otherwise. If adequate funds are not available to us on a timely basis, including pursuant to the Sales Agreement or the Purchase Agreement, we may be required to delay, limit, reduce or terminate nonclinical studies, clinical trials or other development activities for our product candidates or delay, limit, reduce or terminate our establishment of sales, marketing and distribution capabilities or other activities that may be necessary to commercialize our product candidates.
Our milestone, royalty and success payment obligations may result in dilution to our stockholders or may reduce the availability of our cash resources to satisfy the payment obligations, which could cause our operating results and financial condition to fluctuate significantly from quarter to quarter and year to year and may reduce the usefulness of our GAAP condensed consolidated financial statements.*
In connection with the Agreement and Plan of Merger, dated as of October 24, 2024, by and among Lyell, ImmPACT, Inspire Merger Sub Inc. and WT Representative LLC, solely in its capacity as the Representative (the Merger Agreement), we agreed to issue additional shares of our common stock upon the achievement of certain LYL314 clinical or regulatory milestones and to make certain cash royalty payments to the pre-closing stockholders of ImmPACT based on future annual net sales of LYL314 in the United States. In July 2025, we issued 625,000 shares of our common stock to the pre-closing stockholders of ImmPACT as a result of the achievement of certain LYL314 clinical milestones. In addition, as a result of the acquisition of ImmPACT, we have assumed ImmPACT’s rights and obligations under the license agreement with UCLA (UCLA License Agreement), pursuant to which we are obligated to pay a nominal, tiered annual license maintenance fee, one-time milestone payments for each commercialized licensed product and a tiered royalty on worldwide annual net sales of commercialized licensed products. For information related to our milestone and royalty obligations, see Note 3, Contingent Consideration Payable and Royalty Payments, in the accompanying notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
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
Under Tax Cuts and Jobs Act of 2017 (the Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), our net operating losses (NOLs) generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. There is variation in how states have responded and may continue to respond to the Tax Act and CARES Act. In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past, including as a result of our initial public offering (IPO), and may experience future ownership changes as a result of subsequent shifts in our stock ownership (some of which may be outside our control). As a result, our ability to use our pre-change NOLs and tax credits to offset post-change taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and tax credits.
Risks Related to Our Business and Industry
If we are unable to successfully develop, manufacture and commercialize product candidates or experience significant delays in doing so, our business may be harmed.*
We currently have only one product candidate, LYL314, in a pivotal PiNACLE trial in the 3L+ setting and also in Phase 1/2 clinical development in the 2L setting. We have not yet demonstrated our ability to successfully complete any clinical trials (including any pivotal clinical trials), obtain regulatory approvals, manufacture a commercial‑scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. For example, before prioritizing development of our LYL314 product candidate, our strategy focused on the development of our LYL797, LYL845 and LYL119 clinical programs, which we have now discontinued. We have invested substantial resources in developing our technology platforms and our product candidates, conducting nonclinical studies, commencing and conducting clinical trials and building our manufacturing facilities and capabilities, each of which will be required prior to any regulatory approval and commercialization. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful research and development and eventual commercialization of one or more product candidates in profitable indications and markets. The success of our efforts to identify, develop, manufacture and commercialize product candidates will depend on many factors, including the following:
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
•maintaining compliance with regulatory requirements, including the U.S. and European Union (EU) current Good Manufacturing Practices (cGMP) requirements;
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
Our product candidates and technology platforms are based on novel technologies that are unproven and may not result in approvable or marketable products, which expose us to unforeseen risks and make it difficult for us to predict the time and cost of product development and potential for regulatory approval, and we may not be successful in our efforts to use and expand our technology platforms to develop any product candidate.*
We are seeking to identify and develop a pipeline of product candidates using our proprietary technology platforms. The scientific research that forms the basis of our efforts to develop product candidates with our technology platforms is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our technology platforms is both preliminary and limited. Additionally, although LYL314 is in a pivotal PiNACLE trial in the 3L+ setting and Phase 1/2 clinical development in the 2L setting, our current clinical data are limited, and nonclinical data from murine tumor models and in vitro experiments with tumor cell lines may not translate into humans or may not accurately predict the safety and efficacy of our product candidates in humans. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. Although we recently presented new clinical data from the multi‑center Phase 1/2 trial of LYL314, including data from patients with relapsed and/or refractory LBCL, at a conference, our LYL314 clinical trials, including a pivotal single‑arm PiNACLE trial, may not generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of our product candidate.
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
If our information technology systems or those of third parties with whom we work, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse consequences.*
We and the third parties with whom we work face a variety of evolving threats that could cause security incidents, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence, natural disasters, fire, terrorism, war, telecommunication and electrical failures and other similar threats. Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity and availability of our sensitive data and information technology systems and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to advance our programs, loss of sensitive data, reputational harm and diversion of funds. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed and our business could be otherwise adversely affected. Furthermore, in connection with our acquisition of ImmPACT, we integrated their information technology systems with ours. Any disruptions to our operations or other similar challenges due to this or other reasons may increase our vulnerability to cybersecurity threats.
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
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.*
The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of tariffs and recession concerns), which included severely diminished liquidity and credit availability, declines in consumer confidence, slower economic growth, high inflation, uncertainty about economic stability and swings in unemployment rates. The financial markets and the global economy may also be adversely affected by the impact of tariffs, supply chain disruptions, labor shortages, fluctuations in currency exchange rates, changes in interest rates, military conflict, acts of terrorism or other geopolitical events. Sanctions imposed, and other actions taken, by the United States and other countries in response to geopolitical conflicts, including the ones in the Middle East and Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Deterioration in credit and financial markets and confidence in economic conditions may continue. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions, including disruption to enrollment within our ongoing or planned trials and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
Risks Related to Manufacturing
We currently manufacture drug products for our clinical trials ourselves. Delays in further qualifying or in receiving regulatory approvals for any manufacturing facility or product candidates, or in expanding our manufacturing capacity, could delay our development plans and thereby limit our ability to generate product revenues.*
We have built our own manufacturing facility, LyFE, in Bothell, Washington. This facility is designed to support the production of nonclinical and clinical development product candidates and early commercialization of products, and ongoing facility and equipment qualification to support clinical production is required. If we are not able to further qualify our existing facility or the appropriate regulatory approvals for the facility are delayed, or if we are unable to otherwise expand our manufacturing capacity, we may be unable to manufacture sufficient quantities of our product candidates, if at all, which would limit our development activities and our opportunities for growth. As part of the acquisition of ImmPACT, we acquired a manufacturing facility in Los Angeles, California. In March 2025, our Board of Directors approved closure of such Los Angeles manufacturing facility as the transfer of manufacturing of LYL314 (formerly IMPT-314) to LyFE was substantially complete. If LyFE fails to have sufficient capacity to provide drug supply for our ongoing and planned trials and through potential commercial launch, our business and financial condition may be significantly harmed, and we may incur significant additional costs and delays related to the development of LYL314.
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
Risks Related to Our Dependence on Third Parties
We rely on third parties to assist in conducting and monitoring our clinical trials and for some of our research and non‑clinical studies for our product candidates, and, if those third parties do not successfully carry out their contractual duties, comply with regulatory requirements or otherwise perform satisfactorily, we may not be able to obtain regulatory approval or commercialize product candidates, or such approval or commercialization may be delayed, and our business may be substantially harmed.*
We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to help conduct GCP-compliant clinical trials on our product candidates properly and on time. For example, we are relying on CROs to assist us in conducting our LYL314 clinical trials, including a pivotal PiNACLE trial in the 3L+ setting.

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
We may not be able to successfully integrate ImmPACT into our business, including successfully manufacturing LYL314 at LyFE, or to realize the anticipated benefits of the acquisition.*
Combining our company and ImmPACT may be more difficult, costly or time consuming than expected, and we may fail to successfully integrate the two businesses or to realize the anticipated benefits of the acquisition. The success of the acquisition will depend, in part, on the ability to realize the anticipated cost savings from integrating ImmPACT’s operations with ours, including those from the transition of the manufacturing of LYL314 to LyFE. We may not be able to combine our business with that of ImmPACT without encountering difficulties that could adversely affect the ability to maintain relationships with existing partners and employees, such as:
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
There are currently a number of companies developing or commercializing autologous and allogeneic CAR T-cell therapies, as well as bi- and tri-specific T-cell engager and other approaches to treat hematologic malignancies and solid tumors. Some of the approved or commonly used drugs and therapies for our current or future target diseases, including LBCL, are established and are widely accepted by physicians, patients and third party payors, and insurers and other third party payors may encourage the use of these products. Our product candidates, if approved, may be priced at a significant premium over competitive products. Absent differentiated and compelling clinical evidence, pricing premiums may impede the adoption of our products over currently approved or commonly used therapies, which may adversely impact our business. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will become as our product candidates continue in clinical development.
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
Risks Related to Regulation and Legal Compliance
We are currently in clinical development of our product candidates, and our future success is dependent on the successful development and regulatory approval of our product candidates and any product candidates we acquire.*
We currently have no products approved for commercial sale, and we are currently in clinical development of our product candidates, with LYL314 currently in a pivotal PiNACLE trial in the 3L+ setting and also in Phase 1/2 clinical development in the 2L setting. The future success of our business is substantially dependent on our ability to obtain regulatory approval for our product candidates, and any product candidates we acquire, for the indications we seek, and, if approved, to successfully commercialize one or more product candidates in a timely manner. Each of our programs and product candidates will require clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.
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
The results of research, nonclinical studies or earlier clinical trials are not necessarily predictive of future results, initial clinical results in a clinical trial may not be predictive of future results in the same clinical trial and results in one indication may not be predictive of results to be expected for the same product candidate in another indication. If clinical trials of our product candidates fail to produce positive results or demonstrate satisfactory safety and efficacy, at the appropriate dose level or at all, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates. Any product candidate we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval.*
Success in research, nonclinical studies and early clinical trials does not ensure that later clinical trials will generate similar results and otherwise provide adequate data to demonstrate the efficacy and safety of an investigational product. Clinical trials may show that one or more of our product candidates are not safe or effective, in which event we may need to abandon development of such product candidates. In fact, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in early- and late-stage clinical trials, even after seeing promising results in earlier nonclinical studies or clinical trials. Thus, even if the results from our initial research, nonclinical activities or early clinical results appear positive, we do not know whether the current pivotal PiNACLE trial in the 3L+ setting and the Phase 1/2 clinical trial in the 2L setting for LYL314 or subsequent clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any product candidates. Although we had presented at a conference new clinical data from the multi‑center Phase 1/2 trial of LYL314, including data from patients with relapsed and/or refractory LBCL, such results may not be predictive of future results in our LYL314 clinical trials, including a pivotal single‑arm PiNACLE trial.
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
Clinical development involves a lengthy and expensive process with an uncertain outcome.*
We are currently in clinical development of our product candidates, with LYL314 in a pivotal PiNACLE trial in the 3L+ setting and also in Phase 1/2 clinical development in the 2L setting. The risk of failure of our product candidates, or any product candidates we acquire, is high. The clinical trials and manufacturing of our product candidates, or any product candidates we acquire, are, and the manufacturing and marketing of such product candidates, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
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
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in our clinical trials, we may not continue the development of nor receive approval to market any product candidates, which could prevent us from ever generating product revenues or achieving profitability. Previous clinical trials utilizing CAR T cells to treat hematologic malignancies have shown an increased risk of CRS and ICANS, and approved CAR T-cell therapy products carry a boxed warning concerning the risk of developing secondary T‑cell malignancies. For example, while we observed a manageable safety profile appropriate for outpatient administration, initial data from patients with LBCL treated in the 3L+ setting and the 2L setting in our ongoing multi-center Phase 1/2 clinical trial of LYL314 reported low rates of Grade >3 ICANS. Adverse events may also be associated with the lymphodepletion utilized with cellular therapies. If additional adverse events or other side effects are observed in any of our clinical trials that are atypical of, or more severe than, the known side effects of similar cell therapies, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials or we may be required to abandon those trials or our development efforts of one or more product candidates altogether. If such effects are more severe, less reversible than we expect or not reversible at all, we may decide or be required to perform additional studies or to halt or delay further clinical development of any of our product candidates, which could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities.
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
Interim, topline or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as we make changes to our manufacturing processes and are subject to audit and verification procedures that could result in material changes in the final data.*
From time to time, we may publicly disclose interim, topline or preliminary data from our nonclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Further, modifications or improvements to our manufacturing processes for a therapy may result in changes to the characteristics or behavior of the product candidate that could cause our product candidates to perform differently and affect the results of our ongoing clinical trials. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.
From time to time, we may also disclose preliminary or interim data from our nonclinical studies and from our or related third party clinical trials. Preliminary or interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, although we recently presented new clinical data from the multi‑center Phase 1/2 trial of LYL314, including data from patients with relapsed and/or refractory LBCL, at a conference, our LYL314 clinical trials, including a pivotal single‑arm PiNACLE trial, may not generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of our product candidate. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Additionally, disclosure of preliminary or interim data by us or by our competitors could result in volatility in the price of our common stock.
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
LYL314 has received Fast Track and Regenerative Medicine Advanced Therapy (RMAT) designations from the FDA, but receipt of such designations or any other designation may not actually lead to a faster development, regulatory review or approval process, and does not assure ultimate FDA approval.*
The FDA has granted Fast Track and RMAT designations to LYL314 for the treatment of relapsed and/or refractory aggressive B‑cell lymphoma in the 3L+ settings, and we may seek additional designations for our product candidates or for LYL314 in other indications.
The FDA has broad discretion whether or not to grant such special designations, so even if we believe a particular product candidate is eligible or meets the criteria for a particular special designation, we cannot assure you that the FDA would decide to grant it. Even though we have received Fast Track and RMAT designations to develop LYL314 for the treatment of relapsed and/or refractory aggressive B‑cell lymphoma in the 3L+ settings, and even if we receive Fast Track or RMAT designation for other product candidates or indications, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and such designation does not assure ultimate approval by the FDA. In addition, the FDA may withdraw Fast Track and/or RMAT designations if it believes that the designation is no longer supported by data from our clinical development program. Many product candidates that have received special FDA designations have ultimately failed to obtain approval.
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
Changes in healthcare policies, laws and regulations may impact our ability to obtain approval for, or commercialize our product candidates, if approved.*
In the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality and expand access to care. In the United States, there have been and continue to be a number of healthcare-related legislative initiatives, as well as executive, judicial and Congressional challenges and amendments to existing healthcare laws that have significantly affected, and could continue to significantly affect, the healthcare industry. For example, there have been efforts to repeal, substantially modify or invalidate some or all of the provisions of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), some of which have been successful. Further, the Inflation Reduction Act of 2022 (the IRA), signed into law on August 16, 2022, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. Additionally, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (OBBBA), was signed into law and is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.
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
Additional health reform measures may continue and affect our business in unknown ways, particularly given the recent change in administration. The current administration is pursuing policies to reduce regulations and expenditures across government, including at HHS, the FDA, the Centers for Medicare & Medicaid Services and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) reducing agency workforce; (2) rescinding a Biden administration executive order tasking the Center for Medicare and

Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an artificial intelligence (AI) task force and develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most‑Favored‑Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, as noted above, the Loper decision could result in other legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care-related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.
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
Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal data than federal, international or other state laws, and such laws may differ from each other and have potentially conflicting requirements that would make compliance challenging, require us to expend significant resources to achieve compliance and restrict our ability to process certain sensitive and personal data. Additionally, the U.S. Department of Justice issued a rule entitled Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, employment of certain individuals and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted.
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
Further, the sale of pharmaceutical products overseas at lower prices than in the United States could adversely impact our U.S. pricing strategy and financial condition if the contemplated U.S. federal health care program Most-Favored-Nation pricing proposal is ultimately adopted. As a result of such policy, we may elect not to expand our business to certain foreign countries, which would limit our market opportunity. Any of these risks, if encountered, could significantly harm our international expansion and operations and, consequently, could have a material adverse effect on our financial condition and results of operations and could adversely affect our ability to successfully implement our business strategy.
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
•the failure to successfully integrate ImmPACT into our business, including successfully manufacturing LYL314 at our LyFE Manufacturing Center;
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
We may be unable to comply with the applicable continued listing requirements of The Nasdaq Global Select Market.*
Our common stock is currently listed on The Nasdaq Global Select Market (Nasdaq). In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our common stock of $1.00 per share. In January 2025, we received a letter from The Nasdaq Stock Market advising us that for 33 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum price required for continued listing on Nasdaq, and therefore we could become subject to delisting if our common stock does not meet the $1.00 minimum bid price for 10 consecutive trading days within the 180-day period following the date of the letter. We completed a reverse stock split of our common stock by a ratio of 1-for-20, effective May 30, 2025 (Reverse Stock Split). On June 16, 2025, we received a letter from Nasdaq advising us that we had regained compliance with the minimum bid price required for continued listing by Nasdaq because the closing price of our common stock closed at $1.00 or more for over 10 consecutive trading days. Although we regained compliance with the $1.00 minimum bid price requirement, there can be no assurance that we will be able to maintain compliance with the minimum bid price requirement or the other requirements for continued listing on Nasdaq.
If we are ultimately not able to maintain compliance with Nasdaq’s continued listing requirements, our common stock will be subject to delisting. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. A delisting could also adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, materially adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, partners and employees and fewer business development opportunities.
Sales of a substantial number of shares of our common stock by our existing stockholders could cause the price of our common stock to decline.*
At any time, sales of a substantial number of shares of our common stock in the public market could occur, or there could be a perception in the market that the holders of a large number of shares of common stock intend to sell shares, and any such event could reduce the market price of our common stock. As of June 30, 2025, we had 14,830,868 shares of common stock outstanding. Substantially all of the shares of our common stock outstanding and shares issued upon the exercise of stock options outstanding under our equity incentive plans, subject to applicable securities law restrictions, may be able to be sold in the public market.
Moreover, certain holders of shares of our common stock have rights, subject to conditions, to require us to file registration statements with the SEC covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, in connection with the acquisition of ImmPACT, we issued 1,875,000 shares of our common stock at closing (shares reflecting the effect of the Reverse Stock Split), as adjusted for cash payments made in lieu of fractional shares, and, in July 2025, we issued an additional 625,000 shares of our common stock in connection with the achievement of certain clinical milestones, to certain pre‑closing stockholders of ImmPACT. Holders of such shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares for public sale within certain timeframes following the closing of the acquisition and the achievement of milestones, as applicable. In addition, the investors under the Purchase Agreement for our July 2025 private placement financing have rights to require us to file one or more registration statements covering the shares issued or issuable to them in the private placement for public sale within certain timeframes. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or our products.*
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing securities issued in any such transactions. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. In February 2024, we entered into a Sales Agreement pursuant to which we may offer and sell, from time to time, up to $150.0 million in shares of our common stock. In July 2025, we entered into a Purchase Agreement pursuant to which we issued 3,753,752 shares of our common stock and may issue additional shares of our common stock (or pre-funded warrants in lieu thereof) at one or more subsequent closings pursuant to the terms specified in the agreement. See Note 15, Subsequent Events, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q, for additional details regarding the terms under which we may issue additional securities pursuant to the Purchase Agreement. To the extent that we raise additional capital through the sale of equity or debt securities, including pursuant to the Sales Agreement or the Purchase Agreement, your ownership interest may be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Any such future issuance of capital stock may result in further dilution of your ownership.
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
As a public company, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Section 404, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, the listing requirements and rules of The Nasdaq Stock Market LLC and other applicable U.S. rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We recently acquired ImmPACT, a privately-owned clinical stage biotechnology company that was not previously subject to these requirements. In connection with our efforts to comply with the requirements of being a public company, our management and our accounting, finance and other personnel will continue to need to devote a substantial amount of time towards maintaining compliance with these requirements as well as establishing and enhancing related processes, procedures and controls as we integrate ImmPACT into our business. These requirements have and will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, the rules and regulations applicable to us as a public company have made it more expensive for us to obtain director and officer liability insurance. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (including in connection with reforms under consideration or being implemented at an international level by the Organisation for Economic Co-Operation and Development (the OECD)), which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, and tax authorities may disagree with tax positions that we have taken, which could, in each case, result in increased tax liabilities. For example, the Tax Act, the CARES Act and the IRA made many significant changes to the U.S. tax laws. For example, the Tax Act made broad and complex changes to the U.S. tax code, including, among other things, reducing the federal corporate tax rate. Additionally, beginning in 2022, the Tax Act required the capitalization of research and experimentation expenses (R&E expenses) with amortization periods over five and fifteen years pursuant to Section 174 of the U.S. Internal Revenue Code of 1986, as amended (the Code). If the requirement to capitalize Section 174 expenditures is not modified, it may impact our effective tax rate and our cash tax liability in future years. There have been legislative proposals to repeal or defer the Section 174 R&E expense capitalization rules, including legislation by the U.S. House of Representatives that would restore the deductibility of U.S. based R&E expenses but not non-U.S. R&E expenses, but there can be no assurance that any such legislation will ultimately be enacted. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to any such tax legislation may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws (whether at the initiative of the U.S. government or international bodies such as the OECD), could have a material adverse effect on our business, cash flow, financial condition, results of operations, effective tax rate or compliance costs.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the second quarter of 2025, none of our directors or executive officers adopted or terminated a Rule 10b5‑1 trading arrangement or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) and (c) of Regulation S-K, respectively.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of October 24, 2024, by and among the Registrant, ImmPACT Bio USA Inc., Inspire Merger Sub Inc. and WT Representative LLC, solely in its capacity as the Representative	8-K	001-40502	2.1	10/24/2024
3.1	Amended and Restated Certificate of Incorporation.	S-8	333-257249	4.1	06/21/2021
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Lyell Immunopharma, Inc.	8-K	001-40502	3.1	05/28/2025
3.3	Amended and Restated Bylaws.	10-Q	001-40502	3.2	11/07/2023
4.1	Form of Common Stock Certificate.					X
4.2	Amended and Restated Investors' Rights Agreement, by and among the Registrant and certain of its stockholders, dated March 5, 2020.	S-1	333-256470	4.2	05/25/2021
10.1#	Offer Letter, by and between the Registrant and David R. Shook, dated June 3, 2025					X
10.2#	Offer Letter, by and between the Registrant and Mark Meltz, dated June 4, 2025					X
10.3+	Securities Purchase Agreement by and among the Registrant and the Purchasers listed therein, dated July 24, 2025.	8-K	001-40502	10.1	07/25/2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
32.1*«	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

__________________________________
*Filed herewith.
# Indicates management contract or compensatory plan or arrangement.
+ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
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

Lyell Immunopharma, Inc.

Date: August 12, 2025	By:	/s/ CHARLES NEWTON
Charles Newton
Chief Financial Officer (Principal Financial and Accounting Officer)