Form 10-Q
period 2025-09-30
Lyell Immunopharma, Inc.
filed 2025-11-12
CIK 1806952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2025, the registrant had 21,218,217 shares of common stock, $0.0001 par value per share, outstanding.

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
•the scope, progress, results and costs of developing rondecabtagene autoleucel (ronde-cel, also known as LYL314), LYL273 (formerly known as GCC19CART) or any other product candidates we may develop or acquire, including both nonclinical studies and clinical trials;
•the timing and costs involved in obtaining and maintaining regulatory approvals of ronde-cel, LYL273 or any other product candidates we may develop or acquire, and the timing or likelihood of regulatory filings and approvals, including any expectations or plans regarding seeking or maintaining special designations, such as Regenerative Medicine Advanced Therapy designation, Orphan Drug designation or Fast Track designation, for our product candidates for various diseases;
•our plans relating to the commercialization of ronde-cel, LYL273 or any other product candidates we may develop or acquire, if approved, including the geographic areas of focus, and our ability to commercially differentiate such product candidates and build a sales force;
•the size of the market opportunities for ronde-cel, LYL273 or any other product candidates we may develop or acquire in each of the diseases we may target;
•our reliance on third parties to conduct research activities for ronde-cel, LYL273 or any other product candidates we may develop or acquire;
•the characteristics, safety, efficacy and therapeutic effects of ronde-cel, LYL273 or any other product candidates we may develop or acquire;
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
•the ability of our clinical trials to sufficiently demonstrate the safety and efficacy of ronde-cel, LYL273 or any other product candidates we may develop or acquire, and other clinical trial results;
•the success of competing therapies that are, or may become, available;
•developments relating to our competitors and our industry, including any existing or future competing product candidates or therapies;
•our plans relating to the further development and manufacturing of ronde-cel, LYL273 or any other product candidates we may develop or acquire, including lines of therapy or additional indications that we may pursue;
•existing regulations and regulatory developments in the United States and other jurisdictions;

•our potential and ability to successfully manufacture and supply or our ability to contract with third parties to manufacture and supply ronde-cel, LYL273 or any other product candidates we may develop or acquire for clinical trials and for commercial use, if approved;
•the rate and degree of market acceptance, as well as the pricing and reimbursement, of ronde-cel, LYL273 or any other product candidates we may develop or acquire, if approved;
•our continued reliance on third parties to assist us in conducting additional clinical trials of ronde-cel, LYL273 or any other product candidates we may develop or acquire;
•the scope of protection we are able to establish and maintain for intellectual property rights, including covering ronde-cel, LYL273 and other product candidates and technology platforms we may develop or acquire;
•our ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified personnel;
•our expectations regarding the impact of inflation, macroeconomic conditions and geopolitical conflicts on our business and operations, including on our manufacturing suppliers, collaborators, contract research organizations (CROs) and employees;
•our ability to realize the anticipated benefits of and potential value created by our acquisition of ImmPACT Bio USA Inc. (ImmPACT), our acquisition of rights to LYL273 from Innovative Cellular Therapeutics (ICT) or any other acquisition or strategic transaction and our success in commercializing any product candidates we acquire in connection therewith;
•our expectation that our LyFE Manufacturing CenterTM and, if applicable, contract drug manufacturing organizations engaged by us, will provide sufficient drug supply for our ongoing and planned clinical trials and through potential commercial launch; and
•our anticipated use of our existing cash, cash equivalents and marketable securities.
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
In addition, statements indicating that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$123,575	$105,597
Marketable securities	196,049	264,930
Prepaid expenses and other current assets	8,577	9,067
Total current assets	328,201	379,594
Restricted cash	1,585	1,690
Marketable securities, non-current	—	13,014
Other investments	19,000	19,000
Property and equipment, net	36,722	48,200
Operating lease right-of-use assets	19,912	24,739
Other non-current assets	2,545	4,622
Total assets	$407,965	$490,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,568	$5,366
Accrued liabilities and other current liabilities	29,310	40,822
Contingent consideration payable	—	7,600
Total current liabilities	31,878	53,788
Operating lease liabilities, non-current	44,285	50,994
Other non-current liabilities	2,681	3,253
Total liabilities	78,844	108,035
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 500,000 shares authorized at September 30, 2025 and December 31, 2024; 19,294 and 14,744 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively[1]	2	1
Additional paid-in capital[1]	1,807,749	1,727,638
Accumulated other comprehensive income	201	291
Accumulated deficit	(1,478,831)	(1,345,106)
Total stockholders’ equity	329,121	382,824
Total liabilities and stockholders’ equity	$407,965	$490,859
1. Amounts previously reported have been retroactively adjusted to reflect the 1-for-20 reverse stock split effected on May 30, 2025. See Note 2.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$15	$34	$30	$50
Operating expenses:
Research and development	28,172	39,500	106,476	122,935
General and administrative	10,687	11,769	34,519	37,519
Other operating income, net	(1,591)	(730)	(648)	(2,796)
Impairment of long-lived assets	—	—	1,443	—
Total operating expenses	37,268	50,539	141,790	157,658
Loss from operations	(37,253)	(50,505)	(141,760)	(157,608)
Interest income, net	3,266	5,965	10,404	19,148
Other (expense) income, net	(4,859)	(43)	(2,369)	402
Impairment of other investments	—	—	—	(13,001)
Total other (loss) income, net	(1,593)	5,922	8,035	6,549
Net loss	(38,846)	(44,583)	(133,725)	(151,059)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	144	1,157	(90)	854
Comprehensive loss	$(38,702)	$(43,426)	$(133,815)	$(150,205)

Net loss per common share, basic and diluted[1]	$(2.13)	$(3.48)	$(8.38)	$(11.83)
Weighted-average shares used to compute net loss per common share, basic and diluted[1]	18,268	12,815	15,952	12,766
1. Amounts previously reported have been retroactively adjusted to reflect the 1-for-20 reverse stock split effected on May 30, 2025. See Note 2.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2025	14,831	$1	$1,738,850	$57	$(1,439,985)	$298,923
Issuance of common stock in connection with restricted stock units, net of tax	84	—	—	—	—	—
Issuance of common stock in connection with continent consideration milestone	625	—	5,894	—	—	5,894
Issuance of common stock in connection with PIPE financing	3,754	1	57,773	—	—	57,774
Stock-based compensation	—	—	5,232	—	—	5,232
Other comprehensive loss	—	—	—	144	—	144
Net loss	—	—	—	—	(38,846)	(38,846)
Balance as of September 30, 2025	19,294	$2	$1,807,749	$201	$(1,478,831)	$329,121

	Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024(1)	14,744	$1	$1,727,638	$291	$(1,345,106)	$382,824
Issuance of common stock under employee stock purchase plan	26	—	183	—	—	183
Issuance of common stock in connection with restricted stock units, net of tax	145	—	1	—	—	1
Issuance of common stock in connection with continent consideration milestone	625	—	5,894	—	—	5,894
Issuance of common stock in connection with PIPE financing	3,754	1	57,773	—	—	57,774
Stock-based compensation	—	—	16,260	—	—	16,260
Other comprehensive loss	—	—	—	(90)	—	(90)
Net loss	—	—	—	—	(133,725)	(133,725)
Balance as of September 30, 2025	19,294	$2	$1,807,749	$201	$(1,478,831)	$329,121

1. Amounts previously reported for common stock and additional paid-in-capital have been adjusted to reflect the 1-for-20 reverse stock split effected on May 30, 2025. See Note 2.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2024(1)	12,797	$1	$1,675,485	$(397)	$(1,108,588)	$566,501
Issuance of common stock in connection with restricted stock units, net of tax	31	—	—	—	—	—
Stock-based compensation	—	—	7,622	—	—	7,622
Other comprehensive income	—	—	—	1,157	—	1,157
Net loss	—	—	—	—	(44,583)	(44,583)
Balance as of September 30, 2024	12,828	$1	$1,683,107	$760	$(1,153,171)	$530,697

	Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023(1)	12,698	$1	$1,657,157	$(94)	$(1,002,112)	$654,952
Issuance of common stock upon exercise of stock options	62	—	155	—	—	155
Issuance of common stock under employee stock purchase plan	24	—	810	—	—	810
Issuance of common stock in connection with restricted stock units, net of tax	44	—	(76)	—	—	(76)
Stock-based compensation	—	—	25,061	—	—	25,061
Other comprehensive loss	—	—	—	854	—	854
Net loss	—	—	—	—	(151,059)	(151,059)
Balance as of September 30, 2024	12,828	$1	$1,683,107	$760	$(1,153,171)	$530,697

1. Amounts previously reported for common stock and additional paid-in-capital have been retroactively adjusted to reflect the 1-for-20 reverse stock split effected on May 30, 2025. See Note 2.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(133,725)	$(151,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,260	25,061
Depreciation and amortization expense	9,142	14,605
Loss on securities purchase agreement put/call	4,029	—
Net amortization and accretion on marketable securities	(3,899)	(11,716)
Loss on property and equipment disposals, net	3,510	417
Non-cash lease income	(2,511)	(1,591)
Change in fair value of contingent consideration payable	(1,706)	—
Impairment of long-lived assets	1,443	—
Change in fair value of success payment liabilities	221	(669)
Loss (gain) on marketable equity security	29	(47)
Impairment of other investments	—	13,001
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	5,216	(1,861)
Accounts payable	(2,664)	(1,198)
Accrued liabilities and other current liabilities	(12,546)	4
Other non-current liabilities	(572)	(99)
Net cash used in operating activities	(117,773)	(115,152)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(476)	(420)
Sales of property and equipment	263	—
Purchases of marketable securities	(236,099)	(355,905)
Maturities of marketable securities	321,774	425,244
Net cash provided by investing activities	85,462	68,919
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from securities purchase agreement equity issuance	50,000	—
Proceeds from exercise of stock options	—	155
Proceeds from employee stock purchase plan	184	810
Taxes paid related to net share settlement of equity awards	—	(76)
Net cash provided by financing activities	50,184	889
Net increase (decrease) in cash, cash equivalents and restricted cash	17,873	(45,344)
Cash, cash equivalents and restricted cash at beginning of period	107,287	145,931
Cash, cash equivalents and restricted cash at end of period	$125,160	$100,587
Represented by:
Cash and cash equivalents	$123,575	$100,299
Restricted cash	1,585	288
Total	$125,160	$100,587
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for amounts included in the measurement of lease liabilities	$9,419	$8,449
Non-cash investing and financing activities:
Securities purchase agreement put/call issuance	$7,774	$—
Equity issued for contingent consideration — ImmPACT Bio USA Inc. acquisition	$5,894	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$23
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
Lyell Immunopharma, Inc. (the “Company”) was incorporated in Delaware in June 2018. The Company is a late‑stage clinical cell therapy company advancing a pipeline of proprietary next-generation autologous chimeric antigen receptor (“CAR”) T-cell product candidates for patients with hematologic malignancies and solid tumors. The Company’s lead product candidate, rondecabtagene autoleucel (ronde-cel, also known as LYL314), is an autologous dual‑targeting CD19/CD20 CAR T‑cell therapy in development for large B-cell lymphoma (LBCL). The Company has recently acquired exclusive global rights to a novel guanylyl cyclase-C (“GCC”)-targeted CAR T-cell product candidate in early clinical development for refractory metastatic colorectal cancer (mCRC) and other GCC-expressing cancers. The Company’s primary activities since incorporation have been to develop T‑cell therapies, conduct research and development, execute clinical trials, enable and execute manufacturing activities in support of its product candidate development efforts, submit regulatory submissions, acquire technology and product candidates, enter into strategic license and collaboration arrangements, organize and staff the Company, conduct business planning, establish its intellectual property portfolio, raise capital and provide general and administrative support for these activities.
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
Liquidity and Management’s Plan
The Company discovers and develops product candidates that involve experimental technologies. The product candidates may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources or from the issuance of equity or debt securities. The Company believes that its available cash, cash equivalents and marketable securities as of September 30, 2025 will be adequate to fund its operations at least through the next 12 months from the date these unaudited condensed consolidated financial statements are issued.
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect reported amounts and related disclosures. Specific accounts that require management estimates include, but are not limited to, stock-based compensation, valuation of long-lived assets, the SPA put/call (as defined below) asset, other investments and accrued expenses. See Note 9, Stockholders’ Equity - Securities Purchase Agreement, for additional information regarding the SPA put/call. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
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
Significant Accounting Policies
There have been no material changes to the significant accounting policies from the Annual Report on Form 10-K for the year ended December 31, 2024 other than for the SPA put/call, which is described below.
Securities Purchase Agreement Put/Call
In July 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional and other accredited investors (the “Purchasers”) that provided both the Company and the Purchasers with mutually exclusive rights, but not obligations, to purchase or sell additional shares of the Company’s common stock (or pre‑funded warrants in lieu thereof) under specified conditions. These rights include (i) the Company’s option to require investors to purchase additional equity securities upon the achievement of a defined milestone event (the “Milestone Closing”) and (ii) the investors’ option to purchase a similar dollar amount of equity securities at a fixed price prior to the Milestone Closing (the “Investor Call Closing”). Because the Milestone Closing and Investor Call Closing are mutually exclusive, they are accounted for as a single combined financial instrument, the SPA put/call.
The Company evaluates freestanding equity‑linked instruments to determine their appropriate classification as an asset, liability or equity. This assessment considers the guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, including the own‑equity scope exception in ASC 815‑40. Based on this evaluation, the SPA put/call does not meet the definition of a derivative and does not qualify for equity classification. Accordingly, the SPA put/call is recognized as a freestanding financial asset at fair value on the date of issuance, with subsequent changes in fair value recognized in earnings. The Company reassesses the classification and measurement of the SPA put/call at each reporting date.
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
3. Contingent Consideration Payable and Royalty Payments
On October 31, 2024 (the “Closing Date”), the Company completed its acquisition of ImmPACT Bio USA Inc., a Delaware corporation (“ImmPACT”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on the Closing Date, the Company acquired all of the outstanding equity interests of ImmPACT in exchange for an upfront payment of $30.0 million in cash (in addition to approximately $11.9 million for ImmPACT’s existing cash balance, net of certain of ImmPACT’s unpaid transaction expenses) and 1.875 million shares of Company common stock. Contingent consideration following the Closing Date includes (a) additional equity consideration of 625,000 shares of Company common stock (“contingent consideration payable”) earned upon the achievement of the earlier to occur of (i) the demonstration of certain clinical milestones or (ii) the receipt of certain regulatory approvals and (b) a low single-digit royalty on future net sales of the dual-targeting CD19/20 CAR T‑cell product in the United States.
During the nine months ended September 30, 2025, the Company achieved a specified clinical milestone related to the contingent consideration payable from the acquisition of ImmPACT. The completion of the milestone triggered the Company’s obligation to issue the additional equity consideration of 625,000 shares of Company common stock valued at $5.9 million to certain former stockholders of ImmPACT, which were issued in July 2025. The issuance fulfilled the contingent consideration payable obligation under the Merger Agreement. The contingent consideration payable obligation was valued at initial issuance and quarterly going forward based on certain valuation inputs, including the closing share price of the Company’s common stock on the respective issuance and reporting dates and the probability of meeting the milestone prior to achievement, as further discussed in Note 7, Fair Value Measurements. The remeasurement of the contingent consideration payable resulted in a loss of $0.4 million and a gain of $1.7 million for the three and nine months ended September 30, 2025, respectively, recognized in other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of September 30, 2025, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The success payment liability was approximately $0.2 million and $0.1 million as of September 30, 2025 and December 31, 2024, respectively, which is recognized in accrued liabilities and other current liabilities. With respect to the Fred Hutch Collaboration Agreement success payment obligations, the Company recognized success payment expense of $0.2 million and expense reversal of $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and success payment expense of $0.1 million and expense reversal of $0.4 million for the nine months ended September 30, 2025 and 2024, respectively, which are recognized in other (expense) income, net.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of September 30, 2025, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The success payment liability is estimated at the fair value at inception and at each subsequent reporting period and the expense is accreted over the service period of the Stanford Collaboration Agreement as research and development expense through September 2024. As of October 2024, the Company’s associated success payment liability was fully accreted to fair value as Stanford had provided the requisite service obligation to earn the potential success payment consideration. The success payment liability was $0.4 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively, which is recognized in accrued liabilities and other current liabilities. With respect to the Stanford Collaboration Agreement success payment obligations, the Company recognized success payment expense of $0.3 million and $0.1 million for the three and nine months ended September 30, 2025, respectively, which are recognized in other (expense) income, net. The Company recognized success payment expense reversal of approximately zero and $0.3 million for the three and nine months ended September 30, 2024, respectively, which are recognized in research and development expense.
5. Cash Equivalents and Marketable Securities
The fair value and amortized cost of cash equivalents and fixed income marketable securities by major security type are as follows (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$82,649	$—	$—	$82,649
U.S. Treasury securities	208,442	197	(5)	208,634
U.S. government agency securities	5,585	6	—	5,591
Corporate debt securities	7,777	3	—	7,780
Total cash equivalents and fixed income marketable securities	$304,453	$206	$(5)	$304,654

Classified as:	Fair Value
Cash equivalents	$108,605
Marketable securities	196,049
Marketable securities, non-current	—
Total cash equivalents and fixed income marketable securities	$304,654

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$73,975	$—	$—	$73,975
U.S. Treasury securities	226,049	262	(40)	226,271
U.S. government agency securities	36,765	51	(1)	36,815
Corporate debt securities	21,473	20	(1)	21,492
Total cash equivalents and fixed income marketable securities	$358,262	$333	$(42)	$358,553

Classified as:	Fair Value
Cash equivalents	$80,639
Marketable securities	264,900
Marketable securities, non-current	13,014
Total cash equivalents and fixed income marketable securities	$358,553
The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for less than 12 months were $47.8 million and $31.7 million as of September 30, 2025 and December 31, 2024, respectively. The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for greater than 12 months were zero as of both September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, all of the Company’s money market and fixed income marketable securities had a maturity date of two years or less, were available for use and were classified as available‑for‑sale. The Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before recovery of their amortized cost basis. The Company determined that there was no material change in the credit risk of the above investments as of both September 30, 2025 and December 31, 2024. As such, an allowance for credit losses has not been recognized. Gross realized gains and losses were de minimis for the three and nine months ended September 30, 2025 and 2024 and as a result, amounts reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2025 and 2024 were also de minimis. See Note 7, Fair Value Measurements, for additional information regarding cash equivalents and fixed income marketable securities.
6. Other Investments
In prior years the Company made minority ownership strategic investments. As of September 30, 2025 and December 31, 2024, the aggregate carrying amount of the Company’s strategic investments in non-publicly traded companies was $19.0 million. These investments are measured at initial cost, minus impairment, if any, and plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Cumulative impairments of strategic investments in equity investments without readily determinable fair values still held as of both September 30, 2025 and December 31, 2024 were $23.0 million, reflecting the full impairment of two of the Company’s other investments.
As a part of the acquisition of each of the Company’s other investments, the Company determines whether an investment or other interest is considered a variable interest. As of both September 30, 2025 and December 31, 2024, the Company held an interest in one entity that was concluded to be a variable interest for which the Company was not the primary beneficiary as the Company did not have the power to direct the activities that most significantly impact the economic performance of the variable interest entity. As of both September 30, 2025 and December 31, 2024, the carrying value and maximum exposure to loss of the Company’s variable interests was zero.
In connection with the preparation of the financial statements for the nine months ended September 30, 2025 and 2024, the Company performed a qualitative assessment of potential indicators of impairment. The Company had previously determined in the second quarter of 2024 that indicators existed for one of its other investments with a carrying amount of $13.0 million. This resulted in impairment expense of zero and $13.0 million for the nine months ended September 30, 2025 and 2024, respectively. The impairment expense was recorded within impairment of other investments on the condensed consolidated statements of operations and comprehensive loss and as a reduction to the investment balance within other investments on the condensed consolidated balance sheets.

7. Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$82,649	$—	$—	$82,649
U.S. Treasury securities	—	208,634	—	208,634
U.S. government agency securities	—	5,591	—	5,591
Corporate debt securities	—	7,780	—	7,780
SPA put/call	—	—	3,745	3,745
Marketable equity security	1	—	—	1
Total financial assets	$82,650	$222,005	$3,745	$308,400
Financial liabilities:
Success payment liabilities	—	—	632	632
Total financial liabilities	$—	$—	$632	$632

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$73,975	$—	$—	$73,975
U.S. Treasury securities	—	226,271	—	226,271
U.S. government agency securities	—	36,815	—	36,815
Corporate debt securities	—	21,492	—	21,492
Marketable equity security	30	—	—	30
Total financial assets	$74,005	$284,578	$—	$358,583
Financial liabilities:
Contingent consideration payable	$—	$—	$7,600	$7,600
Success payment liabilities	—	—	411	411
Total financial liabilities	$—	$—	$8,011	$8,011
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
In July 2025, the Company completed a $50.0 million equity financing that included issuance of mutually exclusive put and call rights related to potential future equity issuance of up to an additional $50.0 million financing. These rights were accounted for as a combined financial asset or liability and measured at fair value on a recurring basis. See Note 2, Summary of Significant Accounting Policies - Securities Purchase Agreement Put/Call, for additional information regarding the accounting considerations of the SPA put/call. The SPA put/call is presented within prepaid expenses and other current assets on the Company’s condensed balance sheet as of September 30, 2025. See Note 9, Stockholders’ Equity - Securities Purchase Agreement, for additional information regarding the SPA put/call asset. The SPA put/call is classified as a Level 3 financial instrument and the fair value at inception on July 24, 2025 and period-end on September 30, 2025 was estimated using a Monte Carlo simulation valuation method including the following assumptions:

	July 24, 2025	September 30, 2025
Time to maturity (years)	1.11	0.92
Risk-free rate	4.08%	3.70%
Volatility	91%	76%
The Company’s contingent consideration payable and success payment liabilities are classified as Level 3 financial instruments. In July 2025, the Company issued 625,000 shares of common stock valued at $5.9 million upon achievement of a specific clinical milestone, thereby settling the contingent consideration payable related to the ImmPACT acquisition. Prior to settlement, the liability was valued using the Company’s common stock price and management’s assessment of the probability of achieving either (i) specified clinical milestones or (ii) certain regulatory approvals. The success payment liabilities were estimated by management using its historical experience of the correlation of success payment fair values relative to the Company’s stock price. See Note 3, Contingent Consideration Payable and Royalty Payments, for additional information regarding the contingent consideration payable.
The Company utilizes estimates and assumptions in determining the estimated contingent consideration payable, success payment liabilities and SPA put/call and associated changes in fair value. A change in management’s assessment of the likelihood of achieving any of (i) the specified clinical milestones, (ii) certain regulatory approvals related to the estimated valuation of the contingent consideration payable or (iii) a clinical milestone relating to the Company’s ongoing PiNACLE pivotal trial or certain other corporate milestones relevant to the SPA put/call may have a material change in its estimated fair value. Similarly, a small change in the valuation of the Company’s common stock may have a material change in the estimated fair value of the success payment liability and SPA put/call and associated changes in fair value.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Contingent Consideration Payable	Success Payment Liabilities	SPA Put/Call
Balance at December 31, 2024	$7,600	$411	$—
Issuance	—	—	7,774
Change in fair value (1)	(1,706)	221	(4,029)
Settlement via equity issuance	(5,894)	—	—
Balance at September 30, 2025	$—	$632	$3,745
(1)The change in fair value of the contingent consideration payable, success payment liabilities and SPA put/call are recorded in other (expense) income, net.
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

The following table summarizes the Company’s future minimum operating lease commitments as of September 30, 2025 (in thousands):

Year Ending December 31:
2025 (remaining three months)	$3,168
2026	12,959
2027	13,341
2028	13,005
2029	10,398
Thereafter	12,188
Total undiscounted lease payments	65,059
Less: imputed interest	(11,986)
Total operating lease liabilities	$53,073

Reported as of September 30, 2025:
Short-term portion of lease liabilities (included in accrued liabilities and other current liabilities)	$8,788
Operating lease liabilities, non-current	44,285
Total	$53,073
The operating lease costs for all operating leases were $2.2 million for both the three months ended September 30, 2025 and 2024, and $7.0 million and $6.8 million for the nine months ended September 30, 2025 and 2024, respectively. The operating lease costs and total commitments for short-term leases were de minimis for the three and nine months ended September 30, 2025 and 2024. Variable lease costs for operating leases were $1.6 million for both the three months ended September 30, 2025 and 2024 and $5.4 million and $5.5 million for the nine months ended September 30, 2025 and 2024, respectively. The weighted-average remaining lease terms for operating leases were 5.0 and 5.7 years as of September 30, 2025 and December 31, 2024, respectively. The weighted‑average discount rate for operating leases was 8.5% as of both September 30, 2025 and December 31, 2024.
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
The Company’s sublease income is recognized within other operating income, net in the condensed consolidated statements of operations and comprehensive loss. Total operating income from the subleases and income solely attributable to the subleases are shown in the table below (in thousands). Total operating income includes income attributable to the subleases, as well as additional operating fees recognized in other operating income, net such as common area maintenance charges.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other operating income, net - subleases	$1,374	$1,097	$4,134	$3,178
Sublease income	$901	$751	$2,701	$2,104
As a result of the successful transition of the manufacturing of ronde-cel from the Company’s West Hills, Los Angeles manufacturing facility to the Company's LyFE Manufacturing CenterTM in Bothell, Washington, and in connection with the planned closure of the West Hills facility, the associated lease has been classified as a separate asset group as of June 30, 2025. The Company performed an impairment assessment for the nine months ended September 30, 2025. The Company concluded that the carrying value of the West Hills asset group was not recoverable as it exceeded the future undiscounted cash flows the asset is expected to generate from its use and eventual disposition. The Company applied a discounted cash flow method to estimate the fair value of the right‑of-use asset, which represented level 3 nonrecurring fair value measurements. Based on this analysis, the Company recognized long-lived asset impairment charges of $1.4 million for the nine months ended September 30, 2025 within impairment of long-lived assets in the condensed consolidated statements of operations and comprehensive loss.
9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, no shares of preferred stock were outstanding.
Common Stock
The Company is authorized to issue 500 million shares of common stock with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 19,293,951 shares and 14,743,777 shares of the Company’s common stock outstanding, respectively.
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
Securities Purchase Agreement
In July 2025, the Company entered into the SPA with the Purchasers, pursuant to which the Company sold and issued 3,753,752 shares of common stock at a purchase price of $13.32 per share at an initial closing, for gross proceeds of approximately $50.0 million.
Pursuant to the SPA, the Company has the right, but not the obligation, to require the Purchasers to purchase approximately $50.0 million of additional shares of common stock (and/or pre-funded warrants in lieu of common stock) at a closing (the “Milestone Closing”) upon the occurrence of a milestone event within 12 months following the initial closing. The purchase price per share of common stock in the Milestone Closing will be $25.61, unless the closing price of the common stock on the date before the Milestone Closing is less than $10.41, in which case it will be $10.41 per share. If the purchase price in the Milestone Closing will be $10.41 per share, the Company may rescind its Milestone Closing election before completion of the Milestone Closing.
At any time before the Milestone Closing and until the later of 12 months following the initial closing and 40 days after the Purchasers receive notice from the Company of the achievement of a milestone event, each Purchaser will have the right, but not the obligation, to purchase at a closing (each, an “Investor Call Closing”) the same dollar amount of common stock (or pre-funded warrants in lieu thereof) it has committed to purchase in the Milestone Closing, at a purchase price of $30.73 per share. If any Purchaser exercises its right to hold its Investor Call Closing, it will not participate in any subsequent Milestone Closing. In addition, subject to specified exceptions, if the Company completes a bona fide equity financing for capital-raising purposes on terms that are more favorable to investors than the terms of the Investor Call Closing, the Company’s right to hold the Milestone Closing will terminate. The Milestone Closing and Investor Call Closing (the “SPA put/call”) were determined to be a combined financial instrument as they are mutually exclusive. The Company evaluated the SPA put/call under ASC 815 and concluded it does not meet the definition of a derivative. See Note 7, Fair Value Measurements, for additional information regarding the valuation of the SPA put/call asset.
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
The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering or on the purchase date. Under the 2021 ESPP, 26,062 shares were issued for the three and nine months ended September 30, 2025 and 24,565 shares were issued for the three and nine months ended 2024.
As of September 30, 2025, 2,310,205 and 226,570 shares were available for future issuance pursuant to the 2021 Plan and the 2021 ESPP, respectively.
Stock-based Compensation Expense
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,004	$3,625	$6,687	$11,282
General and administrative	3,228	3,997	9,573	13,779
Total stock-based compensation expense	$5,232	$7,622	$16,260	$25,061
At September 30, 2025, total stock-based compensation cost related to unvested awards not yet recognized was $29.8 million, which is expected to be recognized over a remaining weighted-average period of 2.1 years.
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
Performance-Based Stock Options
During the nine months ended September 30, 2025, the Company granted performance-based stock options to certain key employees. Performance-based stock options (“PBOs”) awarded to employees have a three-year performance period and vest based upon the Company’s performance against a two- and three-year relative total shareholder return (“rTSR”) metric or upon the achievement of certain clinical development milestones. None of the clinical development milestones were probable of achievement as of September 30, 2025. For the portion of PBOs subject to certain clinical development milestones, 50% vest upon the achievement of the applicable milestone and the remaining 50% vest upon the earlier of (a) one year of service from the date of such achievement and (b) the end of the three-year performance period. The vesting of all PBOs granted is also subject to the respective employee’s continued employment. The Company valued the portion of the PBOs subject to the rTSR metric using a Monte Carlo simulation. The number of PBOs granted subject to the rTSR metrics represents the target number of options that are eligible to be earned based on the achievement of the metrics established at the beginning of the performance period, which ends on December 31st of the three-year performance period. For the portion of PBOs subject to the rTSR metrics, employees may ultimately earn between zero and 200% of the target number of PBOs granted based on the degree of achievement of the applicable rTSR metric. Accordingly, additional

PBOs may be issued or currently outstanding PBOs may be cancelled upon final determination of the degree of achievement of the applicable rTSR metric. PBOs have contractual terms of ten years from grant date.
A summary of the Company’s PBO activity was as follows:

	Number of PBOs	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
PBOs outstanding as of December 31, 2024	0	$—	—	$—
Granted(1)	138,250	$11.07
Exercised	—	$—
Canceled or forfeited	(15,760)	$11.07
PBOs outstanding as of September 30, 2025	122,490	$11.07	9.36	$633
PBOs exercisable as of September 30, 2025	0	$—	—	$—
(1)     PBO grants reflect the target number of options eligible to be earned at the time of grant.
Performance-Based Restricted Stock Units
During the year ended December 31, 2024, the Company granted PSU awards to certain key employees. PSUs awarded to employees have a three-year performance period and vest based upon the Company’s performance against a two- and three-year rTSR metric or upon the achievement of certain clinical development milestones. Certain of the clinical development milestones were determined to be probable of achievement as of September 30, 2025, representing 33,617 shares. For the portion of PSUs subject to certain clinical development milestones (other than the bonus clinical development milestone), 50% vest upon the achievement of the applicable milestone, and the remaining 50% vest upon the earlier of (a) one year of service from the date of such achievement and (b) the end of the three-year performance period. The vesting of all PSU awards granted is also subject to the respective employee’s continued employment. The Company valued the portion of PSUs subject to the rTSR metric using a Monte Carlo simulation. The number of PSUs granted subject to the rTSR metrics represents the target number of units that are eligible to be earned based on the achievement of the metrics established at the beginning of the performance period, which ends on December 31st of the three-year performance period. For the portion of PSUs subject to the rTSR metrics, employees may ultimately earn between zero and 200% of the target number of PSUs granted based on the degree of achievement of the applicable rTSR metric. Accordingly, additional PSUs may be issued or currently outstanding PSUs may be cancelled upon final determination of the degree of achievement of the applicable rTSR metric. Stock-based compensation expense recognized for the PSU awards was approximately $0.2 million and zero for the three months ended September 30, 2025 and 2024, respectively, and $0.8 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.
A summary of the Company’s PSU activity was as follows:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested PSUs as of December 31, 2024(1)	135,170	$37.63
PSUs granted	—	$—
PSUs vested	(33,623)	$36.00
PSUs forfeited or canceled	(17,500)	$37.63
Unvested PSUs as of September 30, 2025	84,047	$38.28
(1)     PSU grants reflect the target number of shares eligible to be earned at the time of grant.

As of September 30, 2025, certain of the PSU metrics have been met, resulting in 33,623 shares vesting.
Restricted Stock Units
A summary of the Company’s RSU activity was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested RSUs as of December 31, 2024	281,190	$34.40
RSUs granted	265,555	$11.25
RSUs vested	(111,994)	$25.19
RSUs forfeited or canceled	(113,253)	$25.54
Unvested RSUs as of September 30, 2025	321,498	$20.43
Stock Options
A summary of the Company’s stock option activity was as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2024	2,239,354	$49.80	6.62	$1,479
Granted	439,491	$11.36
Exercised	—	$—
Canceled or forfeited	(212,201)	$41.99
Options outstanding as of September 30, 2025	2,466,644	$43.56	6.68	$4,077
Options exercisable as of September 30, 2025	1,612,058	$53.07	5.74	$2,085
The fair value of stock options granted to employees and directors was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	4.31%	4.17%
Expected volatility	84.7%	76.0%
Expected term (in years)	6.03	5.90
Expected dividend yield	0%	0%
The weighted-average grant date fair value of options granted for the nine months ended September 30, 2025 and 2024 were $8.93 per share and $27.00 per share, respectively.
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
12. Commitments and Contingencies
License and Collaboration Agreements
The Company has entered into certain license and collaboration agreements, including those identified in Note 4, License, Collaboration and Success Payment Agreements above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial milestones. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause the discontinuance of the programs, including termination of such agreements. Due to the nature of these agreements, the future potential payments are inherently uncertain, and accordingly no amounts had been recorded for the potential future achievement of these targets as of both September 30, 2025 and December 31, 2024.
13. Related-party Transactions
In September 2021, the Company entered into a sublease with Sonoma (“Sonoma Sublease”), with whom the Company has common stockholders with board seats, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. Dr. Klausner, the Chair of the Company’s board of directors, also serves as Board Chair of the board of directors of Sonoma. As a part of the Sonoma Sublease, a $4.6 million tenant improvement contribution payment was made by Sonoma, which is recognized over the term of the Sonoma Sublease. As of both September 30, 2025 and December 31, 2024, there were accrued liabilities and other current liabilities of $0.5 million and as of September 30, 2025 and December 31, 2024, there were other non-current liabilities of $2.2 million and $2.5 million, respectively, in connection with the Sonoma Sublease. Total operating income from Sonoma and income solely attributable to the Sonoma Sublease are shown in the table below (in thousands). Total operating income includes income attributable to the sublease, as well as additional operating fees recognized in “other operating income, net” such as common area maintenance charges. See Note 8, Leases, for more detail on the Sonoma Sublease.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sonoma other operating income, net	$688	$677	$2,077	$2,161
Sonoma sublease income	$466	$466	$1,396	$1,396
In connection with the SPA, ARCH Venture XIII, L.P. participated as a Purchaser by acquiring approximately 0.9 million shares of common stock for aggregate gross proceeds to the Company of $12.5 million at a purchase price of $13.32 per share. ARCH Venture Fund XIII, L.P. filed a Form 3 in July 2025 stating it beneficially owned greater than 10% of the Company’s outstanding common stock as of that date. See Note 9, Stockholders’ Equity - Securities Purchase Agreement, for additional information regarding the SPA.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$15	$34	$30	$50
Operating expenses:
Research and development
Technical operations	10,720	14,416	47,375	47,893
Clinical development	8,064	9,386	26,639	26,682
Non-clinical research	2,856	9,361	11,060	28,721
Facilities and technology	6,532	6,337	21,402	19,639
Total research and development expenses	28,172	39,500	106,476	122,935
General and administrative
Business support	6,369	7,238	21,402	23,804
Corporate expenses and outside services	3,316	3,637	9,954	11,112
Facilities and technology	1,002	894	3,163	2,603
Total general and administrative expenses	10,687	11,769	34,519	37,519
Other operating income, net	(1,591)	(730)	(648)	(2,796)
Impairment of long-lived assets	—	—	1,443	—
Total operating expenses	37,268	50,539	141,790	157,658
Loss from operations	(37,253)	(50,505)	(141,760)	(157,608)
Interest income, net	3,266	5,965	10,404	19,148
Other (expense) income, net	(4,859)	(43)	(2,369)	402
Impairment of other investments	—	—	—	(13,001)
Total other (loss) income, net	(1,593)	5,922	8,035	6,549
Net loss	$(38,846)	$(44,583)	$(133,725)	$(151,059)
Total expenditures for additions to the Company’s property and equipment, net were approximately zero for both the three months ended September 30, 2025 and 2024, respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.
15. Subsequent Events
On November 6, 2025, the Company entered into an Exclusive License Agreement with Innovative Cellular Therapeutics Holdings Limited and Innovative Cellular Therapeutics, Inc. (together, “ICT”) for the development and commercialization of LYL273, a novel GCC-targeted CAR T-cell product candidate for the treatment of mCRC and other GCC-expressing cancers (the “ICT License Agreement”). Pursuant to the terms of the ICT License Agreement, the Company received exclusive global rights, outside of mainland China, Hong Kong, Macau and Taiwan, to research, develop, manufacture, commercialize and otherwise exploit LYL273 in exchange for an upfront payment of $40 million in cash and the issuance of 1.9 million shares of the Company’s common stock. In addition, ICT is eligible to receive additional cash and equity payments of (i) a potential $30 million clinical milestone payment, up to $115 million upon the achievement of certain late-stage regulatory milestones and up to $675 million in commercial sales milestones; (ii) up to an additional 1.85 million shares of the Company’s common stock based on the achievement of certain clinical and regulatory milestones; and (iii) tiered royalties ranging from mid-single-digits up to 10% on annual net sales in the United States and low to mid-single-digit royalties on annual net sales in other countries within the licensed territory.

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
Overview
We are a late-stage clinical cell therapy company advancing a pipeline of proprietary next-generation autologous chimeric antigen receptor (CAR) T-cell product candidates for patients with cancer. Our goal is to fully realize the curative potential of cell therapy for patients with hematologic malignancies and solid tumors. To achieve this, we are pioneering novel approaches designed to generate T‑cell therapies that drive long-lasting clinical responses. Our investigational CAR T-cell therapies start with the identification of promising cancer targets. We then engineer the patient’s own living immune cells and arm them with one or more of our innovative enhancements, including CAR constructs, technologies or manufacturing protocols that are designed to endow T-cells with more potent cancer cell killing capabilities.
In hematologic malignancies, we are focused on delivering patients meaningfully improved outcomes over currently approved, first-generation CD19 CAR T cell products. Our lead product candidate, rondecabtagene autoleucel (ronde-cel, also known as LYL314), is a dual-targeting CD19/CD20 CAR T-cell product candidate designed to increase complete response rates and prolong the duration of response as compared to the approved CD19‑targeted CAR T-cell therapies. Ronde-cel is designed with a true ‘OR’ logic gate to target B cells that express either CD19 or CD20 with full potency and is manufactured with a process that enriches for CD62L‑positive cells to generate more naïve and central memory CAR T cells with enhanced stemlike features and antitumor activity.
We are currently conducting a pivotal clinical trial (PiNACLE) evaluating ronde-cel in patients with large B-cell lymphoma (LBCL) receiving treatment in the third- or later-line (3L+) setting and have announced the initiation of a Phase 3 head-to-head CAR T-cell therapy randomized controlled trial (PiNACLE – H2H) for patients with LBCL receiving treatment in the second-line setting (2L).
To realize the potential of cell therapy for solid tumors, we have recently acquired an exclusive global license for LYL273 (excluding mainland China, Hong Kong, Macau and Taiwan), an autologous guanylyl cyclase-C (GCC)-targeted CAR T-cell product candidate from Innovative Cellular Therapeutics (ICT). A 67% overall response rate and an 83% disease control rate with a manageable safety profile have been reported at the highest dose level tested to date in patients with refractory metastatic colorectal cancer (mCRC) in a U.S. Phase 1 clinical trial. LYL273 is enhanced with CD19 CAR expression and controlled cytokine release designed to improve CAR T-cell expansion, immune cell infiltration and cell killing in the hostile tumor microenvironment. Clinical proof-of-concept for this program was initially demonstrated in 15 patients with mCRC in an investigator-sponsored clinical trial conducted in China and published in JAMA Oncology (September 2024).
Our research scientists are also developing next-generation CAR T-cell product candidates for additional solid tumor indications enhanced with our anti-exhaustion and additional arming technologies and manufactured with our proprietary protocols. These approaches are designed to endow CAR T cells with attributes needed to drive durable tumor cytotoxicity and achieve high rates of long-lasting clinical responses, including the ability to resist exhaustion, maintain qualities of durable stemness and function in the hostile solid tumor microenvironment.
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

Our pipeline of next-generation CAR T-cell product candidates target cancers with large unmet need and is summarized in Table 1 below:
Table 1: Lyell’s Pipeline
Our Pipeline Programs
Rondecabtagene autoleucel (ronde-cel, also known as LYL314): A next-generation dual-targeting CD19/CD20 CAR T-cell product candidate designed to increase complete response rates and prolong the duration of responses as compared to the approved CD19‑targeted CAR T-cell therapies for the treatment of large B-cell lymphoma
Our lead program, ronde-cel, is targeting patients with aggressive relapsed and/or refractory large B-cell non‑Hodgkin lymphoma (NHL), more commonly referred to as LBCL. Lymphoma is a blood cancer that begins in lymphocytes and spreads primarily in lymph nodes, but can also metastasize to the liver, kidney, brain and other organs. Lymphomas are broadly classified as either Hodgkin or non‑Hodgkin lymphoma, with NHL present in multiple groups of lymph nodes whereas Hodgkin lymphoma is typically located in a single group of lymph nodes, generally in the upper body. NHL is the more common form of lymphoma, representing approximately 90% of all lymphomas.
We are initially focused on developing ronde-cel for the treatment of patients with NHL subtypes representing approximately 35% of the over 80,000 patients estimated to be diagnosed with NHL in the United States in 2025 and 545,000 patients worldwide. The NHL subtypes we intend to initially pursue include diffuse large B-cell lymphoma (DLBCL), high grade B-cell lymphoma (HGBCL), primary mediastinal large B-cell lymphoma (PMBCL), transformed follicular lymphoma (tFL) and Grade 3B follicular lymphoma (FL3B). DLBCL represents approximately 31% of patients diagnosed with NHL each year (of which approximately 5% are HGBCL). PMBCL represents approximately 3% and FL3B and tFL each represent approximately 1 to 2% of patients diagnosed with NHL each year. We may choose to further expand development to include additional NHL subtypes in the future.
Approximately 40% to 50% of patients with LBCL are refractory to, or relapse following, first-line treatment and we estimate approximately 12,000 patients in the United States with LBCL progress to 2L treatment.

Figure 1: NHL is comprised of over 90 distinct subtypes, of which DLBCL is the most common form accounting for ~30% of all patients diagnosed with NHL. We are initially focused on developing ronde-cel for the treatment of patients with NHL subtypes representing approximately 35% of the patients estimated to be diagnosed with NHL. The NHL subtypes we intend to initially pursue include DLBCL, PMBCL, tFL and Grade 3B follicular lymphoma (FL3B).
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
Ronde-cel is an autologous dual-targeting CD19/CD20 CAR T-cell therapy designed to kill B cells expressing CD19 and/or CD20 antigens for the treatment of patients with aggressive B-cell malignancies. We acquired this product candidate through our acquisition of ImmPACT Bio USA Inc. (ImmPACT) in October 2024.
A dual-targeting, or bispecific, CAR recognizes two targets. Ronde-cel is rationally designed with a true CD19/CD20 “OR” logic-gated CAR targeting either CD19 or CD20 with full potency, and the cell therapy product is enriched for naïve and central memory T cells. Together, this novel construct and the cell enrichment for naïve and central memory T cells are designed to provide multiple clinical benefits over CD19 CAR T-cell therapies, including:
•Ability to target lower or heterogeneous CD19 antigen density and result in a higher percentage of complete responses than with a single-targeting CAR construct;
•Increase in the duration of responses by preventing relapse due to CD19 antigen escape; and
•Better cell engraftment, persistence and reduced exhaustion to provide longer duration of responses.
Ronde-cel consists of autologous T cells that are genetically modified through transduction with a lentiviral vector expressing a CAR construct composed of anti-CD19 and anti-CD20 single-chain variable fragments (scFvs) in tandem and an intracellular portion that contains the T-cell signaling zeta chain (CD3-ζ) and the 4-1BB co-stimulatory domain

(Figure 2). This differentiates ronde-cel from cell therapies and other therapeutic modalities that singularly target CD19, CD20 or CD22.
Figure 2: Ronde-cel contains separate, tandem scFV antibody domains designed to target both CD19 and CD20 and is manufactured using a CAR construct that contains a 4-1BB costimulatory domain and is manufactured with a process to enrich for CD62-positive naïve and central memory T cells.
Antigen heterogeneity, which refers to variation in the expression levels of tumor antigens across cancer cells, can limit the effectiveness of targeted therapies, including CD19 CAR T-cell therapy. Nonclinical data demonstrated that ronde-cel’s optimized tandem CAR design is capable of killing target cells that express CD19 only, CD20 only or both antigens with full potency, thus it has the potential to achieve a higher percentage of complete responses than a single‑targeting agent, particularly in those patients with malignant B cells with a lower or heterogeneous CD19 antigen density.
CD19 antigen escape, a mechanism by which tumor cells evade the host immune system or targeted therapy through loss, downregulation or modification of target antigens, is a known mechanism contributing to disease relapse. Ronde-cel’s dual-targeting of both CD19 and CD20 was designed to overcome CD19 antigen escape and potentially prolong the duration of responses, as well as to target malignant B cells with limited or no expression of CD19 to achieve a higher overall response rate. In a nonclinical xenograft model of mixed tumor cells (75% CD19-positive/CD20-positive, 25% CD19-negative/CD20-positive), mice treated with CAR T cells that targeted CD19 and CD20 in this manner eliminated tumors and overcame a subsequent tumor re-challenge, whereas CD19 CAR T-cell treatment failed to control the tumors.
Additionally, ronde-cel is manufactured to produce a CAR T-cell product with higher proportions of naïve and central memory T cells through a process that enriches for CD62L-expressing cells. This manufacturing process is designed to generate CAR T cells with enhanced antitumor activity, which we believe could result in both increased complete response rates and more durable responses. Naïve T cells are mature T lymphocytes that have differentiated in the bone marrow and undergone central tolerance selection in the thymus, but have not interacted with their antigen. CAR T cells generated from these CD62L-positive less differentiated T cells have been associated with better engraftment, improved persistence, reduced exhaustion and lower cytokine production compared to CAR T cells generated from traditional processes. The enrichment of CD62L-expressing T cells does not increase the manufacturing time, which is similar to that of the approved CD19 CAR T-cell therapies. Data from the ZUMA-7 pivotal trial of axicabtagene ciloleucel in patients with relapsed and/or refractory LBCL demonstrated an improved overall survival in those patients with a higher median percentage of T cells with a naïve/stem memory phenotype in the administered cell product.
Ronde-cel Clinical Development
Our Phase 1/2 trial of ronde-cel is a multi-cohort, multi-center, open-label dose-escalation and dose-expansion clinical trial designed to evaluate the safety and clinical benefit of ronde-cel and to determine a recommended Phase 2 dose in patients with relapsed and/or refractory aggressive LBCL. We presented positive data, detailed below, from the ongoing Phase 1/2 trial in June 2025 at the 18th International Conference on Malignant Lymphoma (ICML). Based on these data, as well as our recent End-of-Phase 1 meetings with the U.S. Food and Drug Administration (FDA), we announced the initiation of two pivotal trials of ronde-cel: PiNACLE and PiNACLE – H2H.

The PiNACLE trial, which is underway and enrolling patients, is a seamless expansion of the 3L+ cohort of the Phase 1/2 trial. PiNACLE is a single-arm pivotal trial evaluating ronde-cel at a dose of 100 x 106 CAR T cells in patients with LBCL treated in the 3L+ setting. The trial is expected to enroll approximately 120 patients with relapsed and/or refractory DLBCL, PMBCL, HGBCL, FL3B or tFL who have not previously received CAR T-cell therapy. Patients may be treated with ronde-cel in the outpatient setting, with observation near the site limited to 14 days. There is no upper age limit for eligibility, which broadens the addressable patient population. The primary endpoint of the trial is the overall response rate, including an evaluation of duration of response. More information about the PiNACLE trial can be found on clinicaltrials.gov (NCT05826535).
The PiNACLE – H2H trial is a Phase 3 head-to-head CAR T-cell therapy randomized controlled trial that will evaluate ronde-cel versus an investigator’s choice of approved CD19 CAR T-cell therapies (lisocabtagene maraleucel or axicabtagene ciloleucel) in patients with relapsed or refractory (R/R) LBCL receiving treatment in the 2L setting. Patients randomized to ronde-cel will be treated with a dose of 100 x 106 CAR T cells. The primary endpoint of the trial is event-free survival. The trial is expected to enroll approximately 400 patients with R/R LBCL (200 per arm), including DLBCL, PMBCL, HGBCL, FL3B, tFL or transformed mantle cell lymphoma (tMCL) who have not previously received CAR T-cell therapy. Patients may be treated with ronde-cel in either the inpatient or outpatient setting. Clinical site selection and initiation are underway in the United States, Canada and Australia, and the first patient is expected to be enrolled by early 2026. More information about the PiNACLE - H2H trial can be found on clinicaltrials.gov (NCT07188558).
Until enrollment in PiNACLE – H2H begins, the Phase 1/2 trial continues to enroll patients with R/R LBCL receiving treatment in the 2L setting.
In the future, we may expand into other types of B-cell NHL.
Phase 1/2 Clinical Data
We presented data from the ongoing Phase 1/2 trial in an oral session at ICML in June 2025. As of April 15, 2025 (the data cutoff date for the presentation at ICML), 51 patients with relapsed and/or refractory CAR T-naïve LBCL received ronde-cel and comprised the safety population. The efficacy evaluable population consisted of 36 patients with Day 84 assessments or prior disease progression or death, including 25 patients treated in the 3L+ setting and 11 patients treated in the 2L setting. Patient demographics and baseline disease characteristics were consistent with high-risk patient populations: median ages of 65 and 69 years in the 3L+ and 2L settings, respectively, 41% of 3L+ and 65% of 2L patients had Stage IV disease at trial entry, and 47% of 3L+ and 82% of 2L patients had primary refractory disease. There were 49 patients who received the recommended Phase 2 dose of 100 x 106 CAR T cells; two patients received a dose of 300 x 106 CAR T cells. CD19/CD20 screening was not required prior to enrollment. Of the patients not included in the efficacy evaluable population presented at ICML, two were excluded because they had T-cell histiocyte-rich lymphoma, a histologic subtype with a poor prognosis that is not included in the clinical trial moving forward, and 13 patients who had not yet reached their Day 84 scan.
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
Survival Follow Up
Death

Data cutoff: April 15, 2025

CAR, chimeric antigen receptor, CR, complete response; LBCL, large B-cell lymphoma; R/R, relapsed and/or refractory

Figure 3: Data from the Phase 1/2 trial in patients with relapsed and/or refractory aggressive LBCL treated with ronde-cel were presented at ICML. The efficacy evaluable population of patients treated in the 3L+ setting consisted of 25 patients. The overall response rate was 88% (22/25 patients), with 72% (18/25 patients) achieving a complete response. The median follow up was 9 months (17 maximum). When the data were reported, 71% (10/14) of patients with complete response remained in complete response at ≥ 6 months.
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

Table 3 and Figure 4: Initial data from the Phase 1/2 trial in patients with relapsed and/or refractory aggressive LBCL treated with ronde-cel were presented at the ICML in June 2025. The efficacy evaluable population of patients treated in the 2L setting consisted of 11 patients. The overall response rate was 91% (10/11 patients), with 64% (7/11 patients) achieving a complete response. The median follow up was 5 months (maximum 10 months). At data presentation, 100% (7/7) of patients with complete response were in complete response at last assessment, including 3/3 at ≥ 6 months. In patients with primary refractory disease, a difficult to treat population, 70% (7/10) achieved a complete response.
In the safety evaluable population of 51 patients, including patients from both the 3L+ and 2L cohorts, a manageable safety profile appropriate for outpatient administration was observed. No Grade ≥ 3 and low rates of Grade 1 (22%) or Grade 2 (35%) events of cytokine release syndrome (CRS) were reported. Adverse events of immune effector cell-associated neurotoxicity syndrome (ICANS) were reported in 6% (Grade 1), 2% (Grade 2) and 14% (Grade ≥ 3) of patients. The median time to complete resolution of all reports of ICANS was 5 days, with rapid improvement (median of 2 days) to Grade 2 or lower with standard therapy. No deaths were related to ronde-cel administration.
Ronde-cel demonstrated robust expansion with a time to peak of 10 days (N = 51). The final drug product contained the desired CD62L-positive naïve T-cell phenotype (median, 95%). Rapid and durable depletion of B cells was demonstrated through month 6 and up to the month 12 assessment using a highly sensitive and robust method.
Ronde-cel has received Regenerative Medicine Advanced Therapy (RMAT) as well as Fast Track designation from the FDA for the treatment of adults with relapsed and/or refractory diffuse LBCL in the 3L+ setting and has also received RMAT designation for the treatment of LBCL in the 2L setting.
Third Quarter Highlights and Upcoming Milestones
•Following an End-of-Phase 1 meeting with the FDA, we announced the initiation of PiNACLE – H2H, a Phase 3 head-to-head CAR T-cell therapy trial that will evaluate ronde-cel versus an investigator’s choice of approved CD19 CAR T-cell therapies in patients with aggressive LBCL receiving treatment in the 2L setting. Patients randomized to ronde-cel will be treated with a dose of 100 x 106 CAR T cells. The primary endpoint of the trial is event-free survival. The trial is expected to enroll approximately 400 patients with R/R LBCL (200 per arm), including DLBCL, PMBCL, HGBCL, FL3B, tFL or tMCL who have not previously received CAR T-cell therapy. Patients may be treated with ronde-cel in either the inpatient or outpatient setting and are required to remain near the treating center for 14 days. More information about the PiNACLE trial can be found on clinicaltrials.gov (NCT07188558).
•Clinical site selection and initiation for PiNACLE – H2H is underway in the United States, Canada and Australia, and the first patient is expected to be enrolled by early 2026.
•We announced the formation of an expert Steering Committee comprised of a distinguished group of lymphoma and cell therapy experts who are collaborating with us on the design and conduct PiNACLE – H2H.
•The pivotal PiNACLE single-arm trial in patients with R/R LBCL in the 3L+ setting who have not yet received CAR T-cell therapy is ongoing.

•Two abstracts highlighting new clinical and translational data from the Phase 1/2 clinical trial of ronde-cel for the treatment of aggressive LBCL have been accepted for oral presentation at the American Society of Hematology 67th Annual Meeting and Exposition (ASH) in December 2025.
•Updated data from the PiNACLE trial will be presented at ASH. Data from this trial are expected to form the basis of a Biologics License Application submission to the FDA in 2027 for patients with R/R LBCL receiving treatment in the 3L+ setting.
•The FDA has granted ronde-cel RMAT designation for the treatment of patients with relapsed or refractory LBCL receiving treatment in the 2L setting. RMAT designation recognizes the potential of ronde-cel to address significant unmet needs of patients with LBCL and enables an increased frequency of communications with the FDA on the development of ronde-cel.
LYL273 (formerly known as GCC19CART): Guanylyl Cyclase-C-Targeted CAR T-cell product candidate for the treatment of mCRC and other GCC-expressing cancers
We acquired an exclusive global license from ICT for a next-generation GCC-targeted CAR T-cell product candidate (LYL273, formerly GCC19CART) with promising dose-dependent clinical activity in patients with refractory mCRC in a Phase 1 trial conducted in the U.S. LYL273 is a GCC-targeted CAR T-cell product candidate enhanced with CD19 CAR expression and controlled cytokine release designed to improve CAR T cell expansion, immune cell infiltration and cancer cell killing in the hostile solid tumor microenvironment. LYL273 was granted Fast Track designation for the treatment of mCRC by the FDA.
In the U.S. Phase 1 clinical trial, the overall response rate was 50% (6 of 12 patients) and the disease control rate was 83% across both dose levels. At Dose Level 2, the highest dose tested, the overall response rate was 67%, including one patient with a pathological complete response, one patient with complete reduction in tumor volume of the target lesions (100% partial response) and two additional patients with confirmed partial responses (Figure 5). For patients treated at Dose Level 2, the disease control rate was 83%, and the median progression-free survival was 7.8 months.
In this trial, the incidence and severity of treatment-related adverse events were highest at Dose Level 2, where the most common adverse events were cytokine release syndrome in 83% (5/6) of patients (Grade 1, 67%; Grade 2, 17%) and diarrhea in 83% (5/6) of patients (Grade 1, 33%; Grade 2, 33%; Grade 3, 17%). The median duration of diarrhea was 11 days. Immune effector cell-associated neurotoxicity syndrome occurred in 33% (2/6) of patients (Grade 2, 17%; Grade 3, 17%) and resolved rapidly with treatment. One patient experienced a dose-limiting toxicity at Dose Level 2, including Grade 3 diarrhea, Grade 4 enterocolitis and death from fungal sepsis 48 days post-infusion. No Grade 3 or higher diarrhea occurred in the last three patients treated since establishing an optimized management protocol for diarrhea, including prophylaxis.

Figure 5: In a U.S. Phase 1 clinical trial, the overall response rate was 50% (6 of 12 patients) and the disease control rate was 83% across both dose levels. At Dose Level 2, the highest dose tested, the overall response rate was 67%, including one patient with a pathological complete response, one patient with complete reduction in tumor volume of the target lesions (100% partial response) and two additional patients with confirmed partial responses. For patients treated at Dose Level 2, the disease control rate was 83%, and the median progression-free survival was 7.8 months.
Clinical proof-of-concept was initially demonstrated in an investigator-sponsored clinical trial conducted in China. Data from this clinical trial in 15 patients with mCRC were published in JAMA Oncology (September 2024).
Colorectal cancer is the second leading cause of cancer deaths worldwide, and the incidence of colorectal cancer is rising in people younger than 55 years old. Approximately 53,000 people are expected to die from CRC in the U.S. in 2025. With approved therapies, only six percent of patients with mCRC in the 3L+ setting achieve partial or complete responses to their next line of therapy, and median overall survival is generally less than 12 months. GCC is a receptor that plays a key role in the regulation of intestinal electrolyte homeostasis. It is expressed on more than 95% of colorectal cancers and a majority of pancreatic adenocarcinomas. Its expression in healthy tissue is limited to the gastrointestinal tract, where it is sequestered by tight junctions from the circulation.
•The U.S. Phase 1 clinical trial is continuing to enroll patients to determine the recommended Phase 2 dose.
•The next data update for LYL273 is expected in the first half of 2026.
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
T-Cell Enhancement and Manufacturing Technologies for Solid Tumors
For our solid tumor pipeline, we are targeting large markets with substantial unmet medical need. We carefully evaluate and select CAR targets to ensure that binding to normal tissues is limited and manageable for safety. Selecting an appropriate antigen target and designing a potent CAR construct, however, are necessary but insufficient for achieving durable clinical responses in most solid tumors. Based on nonclinical evidence and clinical data, we believe there are multiple mechanisms limiting the efficacy and durability of cell therapy for solid tumors. T cells require three different types of signals for optimal immune activation:
•Signal 1: Antigen-specific recognition + CD3ζ (zeta) chain

•Signal 2: Co-stimulation such as with CD28 or 4-1BB to augment signal 1
•Signal 3: Cytokine signaling
Our aim in designing a fully-armed CAR T-cell candidate is to optimize each signal pathway with one or more enhancements from our suite of novel technologies to optimize CAR T-cell activation and function. Our next-generation CAR T-cell product candidates are fully-armed, meaning they incorporate multiple technologies, each designed to address different efficacy barriers to cell therapies for solid tumors, including T‑cell exhaustion, lack of durable stemness, insufficient cell expansion, as well as immune suppression within the hostile tumor microenvironment. Our technologies and manufacturing approaches designed to generate CAR T cells that can achieve potent and durable anti‑tumor cytotoxicity are summarized in Table 4 described below.
The first IND submission for a fully-armed CAR T-cell product candidate with an undisclosed target for solid tumors is expected in 2026.

Multiple Approaches Designed to Create Next-Generation CAR T Cells with Potent Anti-Tumor Functionality

Technology/ Manufacturing Approach | **Potential Benefits**

Technology/ Manufacturing Approach	Anti-Exhaustion	Enhanced Stemness	Increased Proliferation/ Persistence	Improved Cytotoxicity	
c-Jun	✓		✓	✓	c-Jun and NR4A3 regulate the AP-1 transcription factor pathway, which plays a key role in T-cell effector function; **enhance Signals 1 & 2 and resist exhaustion**
NR4A3	✓		✓	✓	
Epi-R		✓	✓		Manufacturing protocols designed to generate more stem-like cells that self renew and persist despite repeat antigen stimulation; **help maintain Signals 1 & 2**
CD62L positive enrichment		✓	✓		
Stim-R			✓	✓	Customizable synthetic T-cell activation reagent designed to closely emulate natural antigen presentation to generate more potent T cells; **enhance Signals 1 & 2**
Undisclosed new technologies			✓	✓	Expression of novel chimeric proteins to optimize CAR T-cell killing in the hostile TME (e.g., TGFβ blockade and local cytokine signals); **ensure adequate Signal 3 and maximal T-cell killing**

Lynn, R. et al., *Nature*, 2019; Chen, J. et al., *Nature*, 2019; Cheung A. et al., Nature Biotechnology 2018; Li A. et al., Scientific Reports 2024; Arcangeli et al., JCI 2022, Sommermeyer et al., Leukemia 2016, Chen et al., Cancer Discovery 2021, Aldoss et al., Clin Cancer Res 2023.
AP-1, activator protein-1; CAR, chimeric antigen-receptor; NR4A3, nuclear receptor 4A3; TGF-β, transforming growth factor beta, TME, tumor microenvironment

Table 4: Lyell has a suite of technologies designed to enhance the potency and durability of our CAR T-cell product candidates.
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
Our LyFE Manufacturing Center™ located in Bothell, Washington is approximately 73,000 square feet and is comprised of manufacturing suites, laboratories and offices. LyFE is manufacturing ronde-cel for the pivotal PiNACLE trial and the ongoing Phase 1/2 clinical trial for patients with relapsed and/or refractory LBCL and, upon successful transition of manufacturing from ICT, is expected to manufacture LYL273 for the ongoing U.S. Phase 1 clinical trial for patients with refractory mCRC. At full staffing and capacity, we expect to be able to manufacture greater than 1,200 patient CAR T‑cell products/year and support our clinical development needs for ronde-cel, LYL273 and other pipeline programs, as well as early commercial launch of ronde-cel and LYL273, if approved.
We are focused on maintaining a manufacturing strategy that is operationally efficient to maximize our capacity and avoid any disruption to clinical trial supply.

Macroeconomic Environment
Our business and operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges such as the effects of disruption between the U.S. and its trading partners due to tariffs or other policies, the ongoing geopolitical conflicts in Ukraine, conflicts in the Middle East and related U.S. involvement, tensions in U.S.-China relations, inflationary pressures, fluctuations in the interest rate environment, instability in the banking industry, supply constraints and overall market volatility. Economic uncertainty may persist through the remainder of 2025 and beyond, and the market dynamics discussed above and similar adverse conditions may negatively impact our business.
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
Research and development expenses also include non-cash expenses related to the change in the estimated fair value of the success payment obligations over their respective requisite service terms granted to Fred Hutchinson Cancer Center (Fred Hutch) and The Board of Trustees of the Leland Stanford Junior University (Stanford). Fred Hutch and Stanford have provided the requisite service obligation to earn the potential success payment consideration under their collaboration agreements as of December 31, 2022 and September 30, 2024, respectively. For reporting periods beginning on January 1, 2023, for Fred Hutch, and October 1, 2024, for Stanford, the change in the success payment liability fair value is recognized in other (expense) income, net, as the requisite service obligations had been met. See Note 4, License, Collaboration and Success Payment Agreements, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. Research and development expenses related to our success payment liabilities are unpredictable and may vary significantly from quarter‑to‑quarter and year‑to‑year due to changes in our assumptions used in the calculation.
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
Other (Expense) Income, Net
Other (expense) income, net consists primarily of the change in fair value associated with our contingent consideration payable, success payment liabilities to Fred Hutch and Stanford and the SPA put/call for the three and nine months ended September 30, 2025. Other (expense) income, net consists primarily of the change in fair value associated with our success payment liabilities to Fred Hutch and changes to the fair value of our marketable equity security that is publicly traded for the three and nine months ended September 30, 2024.
Impairment of Other Investments
Impairment of other investments consists of reductions in the value of certain other investments.
Results of Operations
Three and Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenue	$15	$34	$(19)	$30	$50	$(20)
Operating expenses:
Research and development	28,172	39,500	(11,328)	106,476	122,935	(16,459)
General and administrative	10,687	11,769	(1,082)	34,519	37,519	(3,000)
Other operating income, net	(1,591)	(730)	(861)	(648)	(2,796)	2,148
Impairment of long-lived assets	—	—	—	1,443	—	1,443
Total operating expenses	37,268	50,539	(13,271)	141,790	157,658	(15,868)
Loss from operations	(37,253)	(50,505)	13,252	(141,760)	(157,608)	15,848
Interest income, net	3,266	5,965	(2,699)	10,404	19,148	(8,744)
Other (expense) income, net	(4,859)	(43)	(4,816)	(2,369)	402	(2,771)
Impairment of other investments	—	—	—	—	(13,001)	13,001
Total other (loss) income, net	(1,593)	5,922	(7,515)	8,035	6,549	1,486
Net loss	$(38,846)	$(44,583)	$5,737	$(133,725)	$(151,059)	$17,334
Research and Development Expenses
The following table summarizes the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Personnel	$10,852	$15,048	$(4,196)	$44,023	$47,501	$(3,478)
Facilities, technology and depreciation	9,479	12,258	(2,779)	32,718	37,173	(4,455)
Research activities, collaborations and outside services	7,841	12,234	(4,393)	29,735	38,569	(8,834)
Success payments	—	(40)	40	—	(308)	308
Total research and development expenses	$28,172	$39,500	$(11,328)	$106,476	$122,935	$(16,459)
Research and development expenses were $28.2 million and $39.5 million for the three months ended September 30, 2025 and 2024, respectively. The $11.3 million decrease was due primarily to a $4.4 million reduction in research activities, collaborations and outside services due primarily to a reduction in costs associated with research and laboratory supplies, collaboration agreement expenses and consulting expenses, a $4.2 million decrease in personnel‑related expenses primarily due to lower headcount and a $2.8 million reduction in facilities, technology and depreciation expenses due primarily to decreased depreciation in 2025 following our prior year impairment of long-lived assets.
Research and development expenses were $106.5 million and $122.9 million for the nine months ended September 30, 2025 and 2024, respectively. The $16.5 million decrease was due primarily to a decrease of $8.8 million in research activities, collaborations and outside services due primarily to a reduction in costs associated with collaboration agreements and a decrease of $4.5 million in facilities and technology costs primarily due to decreased depreciation following our prior year impairment of long-lived assets and a $3.5 million decrease in personnel-related expenses due to decreased stock-based compensation expense due to lower headcount. These decreases were partially offset by a change of $0.3 million in success payments due to recognizing the Stanford success payment liability fair value changes in other (expense) income, net for the nine months ended September 30, 2025.
General and Administrative Expenses
General and administrative expenses were $10.7 million and $11.8 million for the three months ended September 30, 2025 and 2024, respectively. The $1.1 million decrease was primarily due to a $0.8 million decrease in stock-based compensation expense primarily related to a decrease in the value of new awards granted and a $0.2 million reduction in legal expenses.
General and administrative expenses were $34.5 million and $37.5 million for the nine months ended September 30, 2025 and 2024, respectively. The $3.0 million decrease was primarily due to a $1.7 million decrease in legal expenses and a $1.6 million reduction in personnel costs, including a $4.2 million decrease in stock-based compensation expense, primarily related to a decrease in the value of new awards granted and an increase of $2.6 million in severance expenses resulting from the Company’s workforce reduction related to the West Hills facility closure.
Other Operating Income, Net
Other operating income, net was $1.6 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively. The increase in other operating income, net of $0.9 million for the three months ended September 30, 2025 is due primarily to gains of $0.2 million on property and equipment disposals compared to $0.4 million in losses on property and equipment disposals in the prior period, in addition to increased sublease income of $0.3 million.
Other operating income, net was $0.6 million and $2.8 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in other operating income, net of $2.1 million for the nine months ended September 30, 2025, is due primarily to increased losses on property and equipment disposals of $3.1 million principally associated with the Company’s closure of the West Hills facility, partially offset by increased sublease income of $1.0 million.
Impairment of Long-lived Assets
Impairment of long-lived assets was zero and $1.4 million for the three and nine months ended September 30, 2025, respectively, and zero for both the three and nine months ended September 30, 2024, consisting of the impairment of our West Hills, Los Angeles right‑of‑use lease asset resulting from the closure of the facility subsequent to the successful transition of the manufacturing of ronde‑cel to the Company’s LyFE Manufacturing CenterTM.
Interest Income, Net
Interest income, net was $3.3 million and $6.0 million for the three months ended September 30, 2025 and 2024, respectively, and $10.4 million and $19.1 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in interest income, net for the three and nine months ended September 30, 2025 was primarily driven by decreased interest rates in 2025 coupled with lower cash equivalent and marketable securities balances.
Other (Expense) Income, Net
Other (expense) income, net was approximately $(4.9) million and approximately zero for the three months ended September 30, 2025 and 2024, respectively. The change of $(4.8) million in other (expense) income, net was primarily driven by a loss of $4.0 million resulting from the change in the fair value of our SPA put/call asset due to the increase in the Company’s stock price in the period, a $0.4 million loss resulting from the change in the fair value of our contingent consideration payable related to the ImmPACT acquisition and $0.5 million related to changes in the fair value of our success payment liabilities.
Other (expense) income, net was approximately $(2.4) million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively. The change of $(2.8) million in other (expense) income, net was primarily driven by the loss of $4.0 million on the SPA put/call asset, partially offset by a $1.7 million gain resulting from the change in the fair value of our contingent consideration payable related to the ImmPACT acquisition.
Impairment of Other Investments
Impairment of other investments was zero for both the three months ended September 30, 2025 and September 30, 2024, and zero and $13.0 million for the nine months ended September 30, 2025 and 2024, respectively, which consisted of the full impairment of one of our other investments. See Note 6, Other Investments, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q, for additional details regarding the impairments of other investments.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through the sale and issuance of convertible preferred stock, the sale of common stock in connection with our IPO and in a private placement financing and business development activities. As of September 30, 2025, we had $319.6 million in cash, cash equivalents and marketable securities excluding restricted cash. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $1.5 billion as of September 30, 2025. From June 29, 2018 (inception) through September 30, 2025, we raised an aggregate of $1.5 billion in gross proceeds from sales of our convertible preferred stock, the IPO and our July 2025 private placement of our common stock.
In February 2024, we entered into a sales agreement (the Sales Agreement) with Cowen and Company, LLC as our sales agent (Agent) with respect to an at-the-market offering program. In accordance with the terms of the Sales Agreement, we may offer and sell from time to time through the Agent shares of our common stock having an aggregate offering amount of up to $150.0 million (the Placement Shares). Sales of the Placement Shares, if any, will be made at prevailing market prices on Nasdaq at the time of sale, or as otherwise agreed with the Agent, by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the Securities Act). We will pay commissions to the Agent of up to 3% of the gross proceeds of the sale of the Placement Shares sold under the Sales Agreement and reimburse the Agent for certain expenses. Neither we nor the Agent is obligated to sell any shares and, to date, we have not made any sales under the Sales Agreement.
On July 25, 2025, we issued 3,753,752 shares of common stock at a purchase price of $13.32 per share at an initial closing pursuant to the Securities Purchase Agreement (the SPA) with certain institutional and other accredited investors (the Purchasers) for gross proceeds of approximately $50.0 million. Pursuant to the SPA, the Purchasers have the right to purchase, and upon the achievement of a milestone we will have the right to sell to such investors, $50.0 million of additional common stock (or pre-funded warrants in lieu thereof) under the SPA on the terms specified therein, and subject to specified conditions.
Future Funding Requirements
We expect to incur additional losses in the foreseeable future as we conduct and expand our research and development efforts, including conducting nonclinical studies and clinical trials, developing new product candidates, establishing, improving and maintaining internal manufacturing capabilities and funding our operations generally. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we anticipate that we will need to raise additional capital in the future to fund our operations, including further development of our product candidates and the commercialization of any approved product candidates. In addition, we regularly consider fund‑raising opportunities and may decide, from time to time, to raise additional capital, including pursuant to the Sales Agreement and, if available, the SPA, based on various factors, including market conditions and our plans of operation. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.
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
•the extent to which we acquire or invest in businesses, products and technology platforms; and
•integration of any new businesses, products and technology platforms into our business.
Until such time as we complete nonclinical and clinical development and receive regulatory approval of our product candidates and can generate significant revenue from product sales, if ever, we expect to finance our operations from the sale of additional equity or debt financings, or other capital that comes in the form of strategic collaborations, licensing, or other arrangements. In the event that additional capital is required, we may not be able to raise it on terms acceptable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, including pursuant to the Sales Agreement or SPA, it may result in dilution to our existing stockholders. Debt financing or preferred equity financing, if available, may result in increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that may restrict our operations. If we raise funds through strategic collaboration, licensing, or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from tariffs, actual or perceived changes in interest rates and economic inflation, and otherwise. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Material Cash Requirements
We continually evaluate our liquidity and capital resources to ensure that we can adequately and efficiently finance our operations. As of September 30, 2025, our material cash requirements consisted primarily of paying salaries and benefits, administering clinical trials, conducting research, improving our manufacturing capabilities, providing the technology and facilities necessary to support our operations, funding operating lease obligations and other payments related to our license and collaboration agreements and the acquisition of ImmPACT. See Note 4, License, Collaboration and Success Payment Agreements, and Note 8, Leases, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(117,773)	$(115,152)
Investing activities	85,462	68,919
Financing activities	50,184	889
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,873	$(45,344)
Operating Activities
During the nine months ended September 30, 2025, net cash used in operating activities was $117.8 million, reflecting our net loss of $133.7 million, partially offset by $26.5 million of non-cash items primarily related to stock-based compensation expense of $16.3 million, depreciation and amortization expense of $9.1 million, loss on the SPA put/call of $4.0 million and losses on property and equipment disposals of $3.5 million, partially offset by net amortization and accretion on marketable securities of $3.9 million, non-cash lease income of $2.5 million and the change in the fair value of our contingent consideration payable of $1.7 million. Net operating assets and liabilities decreased by $10.6 million primarily driven by a $12.5 million decrease in accrued liabilities and other current liabilities.
During the nine months ended September 30, 2024, net cash used in operating activities was $115.2 million, reflecting our net loss of $151.1 million, partially offset by $39.1 million of non-cash items primarily related to stock-based compensation expense of $25.1 million, depreciation and amortization expense of $14.6 million and the impairment of other investments of $13.0 million, partially offset by net amortization and accretion on marketable securities of $11.7 million. Additionally, net operating assets and liabilities decreased $3.2 million, which also contributed to the net cash used in operating activities.
Investing Activities
During the nine months ended September 30, 2025, cash provided by investing activities was $85.5 million, consisting primarily of net maturities and purchases of marketable securities.
During the nine months ended September 30, 2024, cash provided by investing activities was $68.9 million, consisting primarily of net maturities and purchases of marketable securities.
Financing Activities
During the nine months ended September 30, 2025, cash provided by financing activities was approximately $50.2 million, consisting primarily of proceeds from the issuance of $50.0 million of common stock under the July 2025 SPA.
During the nine months ended September 30, 2024, cash provided by financing activities was approximately $0.9 million, consisting of proceeds from the employee stock purchase plan of $0.8 million and proceeds from the exercise of stock options of $0.2 million, partially offset by taxes paid related to the net share settlement of equity awards of $0.1 million.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10‑K for the year ended December 31, 2024 (Annual Report) other than the SPA put/call described below.
Securities Purchase Agreement Put/Call
The Company evaluates freestanding equity‑linked instruments to determine their classification and measurement. Management concluded that the SPA put/call issued in July 2025 does not meet the definition of a derivative and does not qualify for equity classification, and we accordingly account for the instrument as a financial asset measured at fair value through earnings.
The determination of fair value requires significant judgment, particularly in assessing the probability and timing of milestone achievement and the relative likelihood of the mutually exclusive outcomes under the put and call rights. The Company uses Monte Carlo simulation valuation models that incorporate assumptions such as stock price volatility, risk‑free interest rates and milestone probabilities. Because these assumptions are inherently uncertain, changes in inputs such as the probability of milestone achievement could materially affect the reported fair value of the SPA put/call and the related gains or losses recognized in earnings.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Our primary risks include interest rate sensitivities.

Interest Rate Risk
We had cash equivalents of $108.6 million as of September 30, 2025, which consisted of money market funds and highly liquid investments purchased with original maturities of three months or less from the purchase date. We also had fixed income marketable securities of $196.0 million as of September 30, 2025. The primary objective of our investment activities is to preserve capital to fund our operations, and we currently do not hedge our interest rate risk exposure. Because our fixed income marketable securities are primarily short-term in duration, our exposure to interest rate risk is not significant, and a hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material effect on our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We had no debt outstanding as of September 30, 2025.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management, with the participation and supervision of our Chief Executive Officer and interim principal financial officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of September 30, 2025. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and interim principal financial officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and interim principal financial officer concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•We may rely on third parties to manufacture our product candidates, which could subject us to risks and delay or prevent our development and/or commercialization, if approved, of our product candidates.
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
•We acquired ImmPACT in October 2024 and LYL273 in November 2025 and may not realize the benefits of such acquisitions or any potential future collaborations, licenses, product acquisitions or other strategic transactions.
•International trade policies, including tariffs, sanctions and trade barriers, may adversely affect our business, financial condition, results of operations and prospects.
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
•advance our other research and development efforts;
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
We will require substantial additional capital to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.*
We have limited resources and we expect to need to expend substantial resources for the foreseeable future to advance and expand our research pipeline, conduct nonclinical studies and pursue clinical development and manufacturing of our product candidates. We also expect to continue to expend resources for the development of our technology platforms. These expenditures will include costs associated with research and development, acquiring or licensing new technologies, conducting nonclinical studies and clinical trials and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. We will also need to make significant expenditures to develop a medical affairs organization for medical education and a commercial organization capable of sales, marketing and distribution for any products, if any, that we intend to sell ourselves in the markets in which we choose to commercialize. In addition, we may be required to make success payments and other contingent consideration payments under our license, collaboration and other agreements. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the discovery, development and commercialization of our existing and potential product candidates, and other unanticipated costs may arise. Our current resources may be insufficient to support or complete the discovery, development and commercialization of our existing and potential product candidates.
As a result of expense timing, as well as diligent expense management, we believe that our existing cash, cash equivalents and marketable securities, including the net proceeds we received from the initial closing under the SPA in July 2025, will be sufficient to meet our working capital and capital expenditure needs into 2027. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital to complete clinical development of any of our current programs.
We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all, and our ability to raise additional capital may be adversely impacted by potentially unfavorable global economic conditions or conditions in the biotechnology sector of the market, including disruptions to, or volatility in, the credit and financial markets in the United States and worldwide, actual or perceived changes in interest rates and economic inflation, the current or anticipated impact of geopolitical instability and otherwise. If adequate funds are not available to us on a timely basis, including pursuant to the Sales Agreement or the SPA, we may be required to delay, limit, reduce or terminate nonclinical studies, clinical trials or other development activities for our product candidates or delay, limit, reduce or terminate our establishment of sales, marketing and distribution capabilities or other activities that may be necessary to commercialize our product candidates.
Our milestone, royalty and success payment obligations may result in dilution to our stockholders or may reduce the availability of our cash resources to satisfy the payment obligations, which could cause our operating results and financial condition to fluctuate significantly from quarter to quarter and year to year and may reduce the usefulness of our GAAP condensed consolidated financial statements.*
In connection with the Agreement and Plan of Merger, dated as of October 24, 2024, by and among Lyell, ImmPACT, Inspire Merger Sub Inc. and WT Representative LLC, solely in its capacity as the Representative (the Merger Agreement), we agreed to issue additional shares of our common stock upon the achievement of certain ronde-cel clinical or regulatory milestones and to make certain cash royalty payments to the pre-closing stockholders of ImmPACT based on future annual net sales of ronde-cel in the United States. In July 2025, we issued 625,000 shares of our common stock to the pre-closing stockholders of ImmPACT as a result of the achievement of certain ronde-cel clinical milestones. In addition, as a result of the acquisition of ImmPACT, we have assumed ImmPACT’s rights and obligations under the license agreement with UCLA (UCLA License Agreement), pursuant to which we are obligated to pay a nominal, tiered annual license maintenance fee, one-time milestone payments for each commercialized licensed product and a tiered royalty on worldwide annual net sales of commercialized licensed products. For information related to our milestone and royalty obligations, see Note 3, Contingent Consideration Payable and Royalty Payments, in the accompanying notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
In addition, in connection with the Exclusive License Agreement, dated November 6, 2025, by and among Lyell, Innovative Cellular Therapeutics Holdings Limited and Innovative Cellular Therapeutics, Inc. (together, ICT) for the development and commercialization of LYL273, a novel guanylyl cyclase-C (GCC)-targeted CAR T‑cell product candidate for the treatment of mCRC and other GCC‑expressing cancers (the ICT License Agreement), ICT is eligible to receive additional cash and equity payments of (i) a potential $30 million clinical milestone payment, up to $115 million upon the achievement of certain late-stage regulatory milestones and up to $675 million in commercial sales milestones; (ii) up to an additional 1.85 million shares of the Company’s common stock based on the achievement of certain clinical and regulatory milestones; and (iii) tiered royalties ranging from mid-single digits up to 10% on annual net sales in the United States and low to mid-single‑digit royalties on annual net sales in other countries within the licensed territory.
We also agreed to make success payments payable in cash or publicly-tradeable shares of our common stock at our discretion pursuant to our success payment agreements with Fred Hutch and Stanford, pursuant to which we may be required to make success payments based on increases in the per share fair value of our common stock on each contractually prescribed measurement date. Our success payment obligations are recorded as liabilities on our condensed consolidated balance sheets. Under GAAP, we are required to estimate the fair value of these liabilities as of each quarter end and changes in the estimated fair value are accreted to research and development expense over the service period of the collaboration agreement. Once the requisite service obligation to earn the potential success payment consideration is met under our continued collaboration agreements, the change in the success payment liabilities fair value is recognized in other income or expense, net. For example, in December 2022 and September 2024, Fred Hutch and Stanford, respectively, had provided the requisite service obligation to earn the potential success payment consideration under the continued

collaboration; accordingly in future periods, the change in the success payments liability fair value is recognized in other income or expense, net. Factors that may lead to increases or decreases in the estimated fair value of our success payment liabilities include, among others, changes in the value of the common stock, changes in volatility and changes in the risk-free rate. For information related to our success payment obligations, see Note 4, License, Collaboration and Success Payment Agreements, in the accompanying notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
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
Risks Related to Our Business and Industry
If we are unable to successfully develop, manufacture and commercialize product candidates or experience significant delays in doing so, our business may be harmed.*
We currently have two product candidates in clinical development. Our lead product candidate, ronde-cel, is under evaluation in the pivotal PiNACLE trial in the 3L+ setting and in the Phase 1/2 clinical trial in the 2L setting. A second pivotal trial, PiNACLE - H2H, which is a Phase 3 head-to-head CAR T‑cell therapy randomized controlled trial of ronde-cel for LBCL in the 2L setting, is expected to begin enrolling by early 2026. LYL273, a novel GCC-targeted CAR T-cell product candidate, is under evaluation in a U.S. Phase 1 dose-escalation, dose-expansion clinical trial in patients with refractory mCRC. We have not yet demonstrated our ability to successfully complete any clinical trials (including any pivotal clinical trials), obtain regulatory approvals, manufacture a commercial‑scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization, and we have previously discontinued clinical development programs. We have invested substantial resources in developing our technology platforms and our product candidates, conducting nonclinical studies, commencing and conducting clinical trials and building our manufacturing facilities and capabilities, each of which will be required prior to any regulatory approval and commercialization. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful research and development and eventual commercialization of one or more product candidates in profitable indications and markets. The success of our efforts to identify, develop, manufacture and commercialize product candidates will depend on many factors, including the following:
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
Our product candidates and technology platforms are based on novel technologies that are unproven and may not result in approvable or marketable products, which expose us to unforeseen risks and make it difficult for us to predict the time and cost of product development and potential for regulatory approval, and we may not be successful in our efforts to use and expand our technology platforms to develop any product candidate.*
We are seeking to identify and develop a pipeline of product candidates using our proprietary technology platforms. The scientific research that forms the basis of our efforts to develop product candidates with our technology platforms is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our technology platforms is both preliminary and limited. Additionally, although ronde‑cel is in the pivotal PiNACLE trial in the 3L+ setting and Phase 1/2 clinical development in the 2L setting, our current clinical data are limited, and nonclinical data from murine tumor models and in vitro experiments with tumor cell lines may not translate into humans or may not accurately predict the safety and efficacy of our product candidates in humans. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. Although we have presented clinical data from the multi‑center Phase 1/2 trial of ronde‑cel, including data from patients with relapsed and/or refractory LBCL, our ronde‑cel clinical trials, including the pivotal PiNACLE trial and PiNACLE – H2H, may not generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of our product candidate.
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
We are highly dependent on our key personnel and, if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, manufacturing, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees, including our highly skilled and trained personnel at our manufacturing facilities, and other scientific and medical advisors and our inability to find suitable replacements could result in delays in product development and harm our business. For example, our chief financial officer recently resigned from the Company, and we have yet to appoint his replacement. We conduct substantially all of our operations at our facilities in the San Francisco, Seattle and Bothell metropolitan areas. These regions are headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in these markets is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.
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
If our information technology systems or those of third parties with whom we work, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse consequences.*
We and the third parties with whom we work face a variety of evolving threats that could cause security incidents, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence (AI), natural disasters, fire, terrorism, war, telecommunication and electrical failures and other similar threats. Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity and availability of our sensitive data and information technology systems and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to advance our programs, loss of sensitive data, reputational harm and diversion of funds. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed and our business could be otherwise adversely affected. Furthermore, in connection with our acquisition of ImmPACT, we integrated their information technology systems with ours. Any disruptions to our operations or other similar challenges due to this or other reasons may increase our vulnerability to cybersecurity threats.
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
While we have implemented security measures designed to protect against security incidents, we cannot assure you that our data protection efforts and our investment in information technology will detect all vulnerabilities on a timely basis, prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, we have been the target of unsuccessful phishing attempts in the past and expect such attempts will continue in the future. If any of the events referenced were to occur and cause interruptions in our operations, it could result in a material disruption of our programs, and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal data), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use or disclosure of personal data, including personal data regarding our clinical trial patients or employees, could harm our reputation directly, compel us to comply with potentially costly federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, including expending significant resources or modifying our business practices such as our clinical trial activities, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems. However, we may not detect and remediate all such vulnerabilities, including on a timely basis. Further, we have and may in the future experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident, and we may need to expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against any security incidents.
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

Additionally, sensitive information could be leaked, disclosed or revealed as a result of or in connection with the use of generative AI technologies by our employees, personnel or vendors.
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

Risks Related to Manufacturing
We currently manufacture drug products for our clinical trials ourselves. Delays in further qualifying or in receiving regulatory approvals for any manufacturing facility or product candidates, or in expanding our manufacturing capacity, could delay our development plans and thereby limit our ability to generate product revenues.*
We have built our own manufacturing facility, LyFE, in Bothell, Washington. This facility is designed to support the production of nonclinical and clinical development product candidates and early commercialization of products, and ongoing facility and equipment qualification to support clinical production is required. If we are not able to further qualify our existing facility or the appropriate regulatory approvals for the facility are delayed, or if we are unable to otherwise expand our manufacturing capacity, including for LYL273, which we recently acquired through an exclusive license and for which we intend to transition manufacturing to LyFE, we may be unable to manufacture sufficient quantities of our product candidates, if at all, which would limit our development activities and our opportunities for growth. If LyFE fails to have sufficient capacity to provide drug supply for our ongoing and planned trials and through potential commercial launch, our business and financial condition may be significantly harmed, and we may incur significant additional costs and delays related to the development of our product candidates. If we fail to adequately transition manufacture of LYL273 to LyFE or fail to qualify LyFE for additional production, our business and financial condition may be significantly harmed, and we may incur significant additional costs and delays related to the development of LYL273.
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

We may rely on third parties to manufacture our product candidates, which could subject us to risks and delay or prevent our development and/or commercialization, if approved, of our product candidates.
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
Risks Related to Our Dependence on Third Parties
We rely on third parties to assist in conducting and monitoring our clinical trials and for some of our research and non‑clinical studies for our product candidates, and, if those third parties do not successfully carry out their contractual duties, comply with regulatory requirements or otherwise perform satisfactorily, we may not be able to obtain regulatory approval or commercialize product candidates, or such approval or commercialization may be delayed, and our business may be substantially harmed.*
We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to help conduct GCP-compliant clinical trials on our product candidates properly and on time. For example, we are relying on CROs to assist us in conducting our ronde-cel clinical trials, including the pivotal PiNACLE trial in the 3L+ setting and the PiNACLE - H2H trial in the 2L setting and in the conduct of the ongoing U.S. Phase 1 clinical trial for LYL273. Negotiating budgets and contracts with CROs and clinical sites may result in delays to our development timelines and increased costs. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
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
We have in the past, and we may in the future, form or seek collaborations or strategic alliances or enter into additional licensing arrangements, and we may not realize the benefits of such alliances or licensing arrangements. *
We have entered into research and development collaborations in the past, and may in the future, enter into additional license and collaboration arrangements. For example, we recently entered into the ICT License Agreement for the development and commercialization of LYL273, a novel GCC-targeted CAR T-cell product candidate under evaluation in a U.S. Phase 1 dose-escalation, dose-expansion clinical trial in patients with refractory mCRC, for which we intend to transition manufacturing to LyFE. Any license agreement, collaboration arrangement or strategic alliance that we enter into is subject to numerous risks, which may include the following:
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
We acquired ImmPACT in October 2024 and LYL273 in November 2025 and may not realize the benefits of such acquisitions or any potential future collaborations, licenses, product acquisitions or other strategic transactions.*
We acquired ImmPACT, a privately‑owned clinical stage biotechnology company developing next‑generation CAR T‑cell product candidates, in October 2024 and an exclusive global license, outside of mainland China, Hong Kong, Macau and Taiwan, for LYL273 in November 2025 with the expectation that these acquisitions will result in various benefits including, among other things, benefits relating to a strengthened market position for Lyell, cost savings and operating efficiencies. Our ability to realize the anticipated benefits of these acquisitions is dependent, in part, on our ability to realize the anticipated cost savings, such as those from the transition of the manufacturing of ronde‑cel and LYL273 to LyFE. We may also encounter difficulties that could adversely affect our ability to maintain relationships with existing partners and employees, such as:
•the loss of key employees, including our manufacturing personnel, and associated costs;
•the disruption of operations and business;
•inability to maintain and increase competitive presence;
•possible inconsistencies in standards, control procedures and policies;
•inability to complete trials in a manner previously planned or announced (or continue to demonstrate adequate efficacy and safety);
•additional costs or unexpected problems with manufacturing ronde‑cel and LYL273 at LyFE, executing clinical trials, loss of key personnel or with the licensed technology; and/or
•potential unknown liabilities associated with the ImmPACT and LYL273 acquisitions.
Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, including successfully manufacturing ronde‑cel and LYL273 at LyFE, could result in a reduction in the market price of our securities as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect our business, financial condition and operating results. Additionally, we have made fair value estimates of certain assets and liabilities in recording the ImmPACT acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the acquisition. ImmPACT may have liabilities that we failed or were unable to discover in the course of performing due diligence investigations, or we may not have correctly assessed the significance of certain liabilities of ImmPACT identified in the course of our due diligence. Any such liabilities, individually or in the aggregate, could have an adverse effect on our business, financial condition and results of operations. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.
We may also desire to enter into in the future, collaborations, licenses or other strategic transactions for the acquisition of products or business opportunities, such as the recent acquisition of an exclusive license to LYL273, in each case where we believe such arrangement will complement or augment our existing business. These relationships or transactions, or those like them, may require us to incur nonrecurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, reduce the potential profitability of the products that are the subject of the relationship or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic alliances and transactions and the negotiation process is time-consuming and complex, and there can be no assurance that we can enter into any of these transactions even if we desire to do so. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates or programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate a positive benefit/risk profile. Any delays in entering into new strategic alliance agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.
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
We depend on the enrollment and retention of patients in our current and planned clinical trials for our product candidates. If we experience delays or difficulties enrolling or retaining patients in our clinical trials, our research and development efforts and business, financial condition, and results of operations could be materially adversely affected.*
Successful and timely completion of clinical trials require that we enroll and retain a sufficient number of trial participants. Any clinical trials we conduct may be subject to delays for a variety of reasons, including as a result of patient enrollment taking longer than anticipated, manufacturing failures resulting in patients being unable to be treated, patient withdrawal or adverse events. These types of developments have in the past, and could in the future, cause us to delay a trial or halt further development.
Our clinical trials compete with other clinical trials that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of patients available to be treated with ronde‑cel or LYL273 in our trials, as some patients might choose to enroll in a trial conducted by one of our competitors or, in the case of ronde-cel, to receive treatment with the commercially available CD19 CAR T-cell therapies, lisocabtagene maraleucel (liso-cel) or axicabtagene ciloleucel (axi-cel). There are currently a number of companies with approved and investigational CAR T‑cell therapies and bispecific T-cell engagers in our therapeutic areas, which could further limit the number of potential patients available to us. We may also encounter additional challenges and slower than anticipated enrollment in our clinical trials if more of our competitors obtain FDA approval before us in the same therapeutic areas as our product candidates.
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
We face substantial competition in rapidly changing industries, which may result in others discovering, developing or commercializing products before or more successfully than we do.*
The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. Our success is substantially dependent on our ability to discover, develop and obtain marketing approval for new and innovative products on a cost-effective basis and to market them successfully. We face and will continue to face competition from numerous pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions, many of whom have market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours. These organizations may conduct similar research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing of products that compete with our product candidates. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources, including intellectual property that may be necessary or useful for the development and commercialization of our product candidates, being concentrated in our competitors and becoming unavailable to us on commercially reasonable terms or at all. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.
There are currently a number of companies developing or commercializing autologous and allogeneic CAR T-cell therapies, as well as bi- and tri-specific T-cell engager and other approaches to treat hematologic malignancies and solid tumors. Some of the approved or commonly used drugs and therapies for our current or future target diseases, including LBCL and colorectal cancer, are established and are widely accepted by physicians, patients. Insurers and other third party payors may encourage the use of these products, and some patients may receive commercially available liso‑cel or axi‑cel rather than enrolling into PiNACLE – H2H, our Phase 3 head-to-head CAR T-cell therapy randomized controlled trial in the 2L setting.
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

Risks Related to Regulation and Legal Compliance
We are currently in clinical development of our product candidates, and our future success is dependent on the successful development and regulatory approval of our product candidates and any product candidates we acquire.*
We currently have no products approved for commercial sale and two product candidates in clinical development. Our lead product candidate, ronde‑cel, is under evaluation in the pivotal PiNACLE trial in the 3L+ setting and the Phase 1/2 clinical trial in the 2L setting, and a second pivotal trial, PiNACLE – H2H, which is a Phase 3 head‑to‑head CAR T‑cell therapy randomized controlled trial of ronde‑cel for LBCL in the 2L setting, is expected to begin enrolling by early 2026. In addition, LYL273, our novel GCC‑targeted CAR T‑cell product candidate for the treatment of mCRC, is currently in Phase 1 clinical development. The future success of our business is substantially dependent on our ability to obtain regulatory approval for our product candidates, and any product candidates we acquire, for the indications we seek, and, if approved, to successfully commercialize one or more product candidates in a timely manner. Each of our programs and product candidates will require clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.
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
Our cellular therapy product candidates represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development or delays in our ability to achieve regulatory approval, commercialization or payor coverage of our product candidates.*
Our future success is dependent on the successful development of our cellular therapies in general and our development of product candidates, in particular. Because some of these programs, such as LYL273 in development for mCRC, represent a new approach to the treatment of cancer, developing and, if approved, commercializing our product candidates subject us to a number of challenges. Moreover, we cannot be sure that the manufacturing processes used in connection with our cell therapy product candidates will yield a sufficient supply of satisfactory products that are safe, pure and potent, scalable or profitable.
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
The results of research, nonclinical studies or earlier clinical trials are not necessarily predictive of future results, initial clinical results in a clinical trial may not be predictive of future results in the same clinical trial and results in one indication may not be predictive of results to be expected for the same product candidate in another indication. If clinical trials of our product candidates fail to produce positive results or demonstrate satisfactory safety and efficacy, at the appropriate dose level or at all, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates. Any product candidate we advance into clinical trials may not have favorable results in later clinical trials or receive regulatory approval.*
Success in research, nonclinical studies and early clinical trials does not ensure that later clinical trials will generate similar results and otherwise provide adequate data to demonstrate the efficacy and safety of an investigational product. Clinical trials may show that one or more of our product candidates are not safe or effective, in which event we may need to abandon development of such product candidates. In fact, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in early- and late-stage clinical trials, even after seeing promising results in earlier nonclinical studies or clinical trials. Thus, even if the results from our initial research, nonclinical activities or early clinical results appear positive, we do not know whether the current pivotal PiNACLE trial in the 3L+ setting, PiNACLE – H2H in the 2L setting, the Phase 1/2 clinical trial in the 2L setting for ronde‑cel, the Phase 1 clinical trial for LYL273 in patients with refractory mCRC or subsequent clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ronde-cel or LYL273. Although we presented clinical data from the multi‑center Phase 1/2 trial of ronde‑cel, including data from patients with relapsed and/or refractory LBCL, such results may not be predictive of future results in our ronde‑cel clinical trials, including the pivotal PiNACLE trial and the PiNACLE – H2H trial. In addition, the early clinical data reported in the U.S. Phase 1 clinical trial evaluating LYL273 may not be predictive of future results.
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
Clinical development involves a lengthy and expensive process with an uncertain outcome.*
We currently have two product candidates in clinical development. Our lead product candidate, ronde‑cel, is in the pivotal PiNACLE trial in the 3L+ setting and the Phase 1/2 clinical trial in the 2L setting, and a second pivotal trial, PiNACLE – H2H, which is a Phase 3 head‑to‑head CAR T‑cell therapy randomized controlled trial of ronde‑cel for LBCL in the 2L setting, is expected to begin enrolling by early 2026. In addition, LYL273, our novel GCC‑targeted CAR T‑cell product candidate for the treatment of mCRC, is currently in Phase 1 clinical development. The risk of failure of our product candidates, or any product candidates we acquire, is high. The clinical trials and manufacturing of our product candidates, or any product candidates we acquire, are, and the manufacturing and marketing of such product candidates, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
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
•change in our strategy, such as our recent prioritization of the ronde-cel and LYL273 product candidates and discontinuation of our LYL797, LYL845 and LYL119 programs;
•reaching an agreement on acceptable terms with clinical trial sites or prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;
•obtaining IRB approval at each trial site or positive ethics committee opinions;
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
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in our clinical trials, we may not continue the development of nor receive approval to market any product candidates, which could prevent us from ever generating product revenues or achieving profitability. Previous clinical trials utilizing CAR T cells to treat hematologic malignancies have shown an increased risk of CRS and ICANS, and approved CAR T-cell therapy products carry a boxed warning concerning the risk of developing secondary T‑cell malignancies. For example, while we observed a manageable safety profile appropriate for outpatient administration, initial data from patients with LBCL treated in the 3L+ setting and the 2L setting in our ongoing multi-cohort, multi-center Phase 1/2 clinical trial of ronde-cel reported low rates of Grade >3 ICANS. In addition to CRS and ICANS, diarrhea or colitis have been reported with LYL273. Adverse events may also be associated with the lymphodepletion utilized with cellular therapies. If additional adverse events or other side effects are observed in any of our clinical trials that are atypical of, or more severe than, the known side effects of similar cell therapies, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials or we may be required to abandon those trials or our development efforts of one or more product candidates altogether. If such effects are more severe, less reversible than we expect or not reversible at all, we may decide or be required to perform additional studies or to halt or delay further clinical development of any of our product candidates, which could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities.
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
Interim, topline or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as we make changes to our manufacturing processes and are subject to audit and verification procedures that could result in material changes in the final data.*
From time to time, we may publicly disclose interim, topline or preliminary data from our nonclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Further, modifications or improvements to our manufacturing processes for a therapy may result in changes to the characteristics or behavior of the product candidate that could cause our product candidates to perform differently and affect the results of our ongoing clinical trials. As a result, the topline results that we report may differ from future results of the same studies or clinical trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.
From time to time, we may also disclose preliminary or interim data from our nonclinical studies and from our or related third party clinical trials. Preliminary or interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, although we presented clinical data from the multi‑center Phase 1/2 trial of ronde‑cel, including data from patients with relapsed and/or refractory LBCL, our ronde‑cel clinical trials, including the pivotal PiNACLE trial and the PiNACLE – H2H trial, may not generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of ronde-cel. In addition, the enrollment of additional patients into the ongoing U.S. Phase 1 clinical trial of LYL273 in patients with refractory mCRC may not generate similar results or otherwise provide adequate data to demonstrate the safety and efficacy of LYL273. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Additionally, disclosure of preliminary or interim data by us or by our competitors could result in volatility in the price of our common stock.
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
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.*
Because we have limited financial and management resources, we have chosen to prioritize our pipeline to focus on our most differentiated product candidates. As such, we are currently primarily focused on the clinical development of ronde-cel, LYL273 and pre-clinical research into novel CAR T-cell product candidates with new targets that are fully-armed with multiple technologies, each designed to address different barriers to effective cell therapies, including T-cell exhaustion, lack of durable stemness, as well as immune suppression within the hostile tumor microenvironment. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially‑viable products. For example, we discontinued the development of LYL797, LYL845 and LYL119 following the acquisition of ronde-cel. Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
Ronde-cel has received Fast Track and RMAT designations, and LYL273 has received Fast Track designation, from the FDA, but receipt of such designations or any other designation may not actually lead to a faster development, regulatory review or approval process, and does not assure ultimate FDA approval.*
The FDA has granted Fast Track and RMAT designations to ronde-cel for the treatment of relapsed and/or refractory aggressive B‑cell lymphoma in the 3L+ settings, RMAT designation to ronde-cel for the treatment of LBCL in the 2L setting and granted Fast Track designation to LYL273 for the treatment of mCRC. We may seek additional designations for our product candidates or for ronde-cel or LYL273 in other indications.
The FDA has broad discretion whether or not to grant such special designations, so even if we believe a particular product candidate is eligible or meets the criteria for a particular special designation, we cannot assure you that the FDA would decide to grant it. Even though we have received Fast Track and RMAT designations to develop ronde-cel for the treatment of relapsed and/or refractory aggressive B‑cell lymphoma in the 3L+ settings, RMAT designation to ronde-cel for the treatment of LBCL in the 2L setting and Fast Track designation to LYL273 for the treatment of mCRC, and even if we receive Fast Track or RMAT designation for other product candidates or indications, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and such designation does not assure ultimate approval by the FDA. In addition, the FDA may withdraw Fast Track and/or RMAT designations if it believes that the designation is no longer supported by data from our clinical development program. Many product candidates that have received special FDA designations have ultimately failed to obtain approval.
We may be subject to applicable fraud and abuse, including anti-kickback and false claims, transparency, health information privacy and security and other healthcare laws. Failure to comply with such laws may result in substantial penalties.
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
Changes in healthcare policies, laws and regulations may impact our ability to obtain approval for, or commercialize our product candidates, if approved.*
In the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality and expand access to care. In the United States, there have been and continue to be a number of healthcare-related legislative initiatives, as well as executive, judicial and Congressional challenges and amendments to existing healthcare laws that have significantly affected, and could continue to significantly affect, the healthcare industry. For example, there have been efforts to repeal, substantially modify or invalidate some or all of the provisions of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), some of which have been successful. Further, the Inflation Reduction Act of 2022 (the IRA), signed into law on August 16, 2022, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. Additionally, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (OBBBA), was signed into law and is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.
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
Additional health reform measures may continue and affect our business in unknown ways, particularly given the recent change in administration. The current administration is pursuing policies to reduce regulations and expenditures across government, including at HHS, the FDA, the Centers for Medicare & Medicaid Services and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) reducing agency workforce; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most‑Favored‑Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, as noted above, the Loper decision could result in other legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care-related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.
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
Disruptions at the FDA and other government agencies caused by funding shortages, policy changes, workforce reductions or other reasons could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.*
The ability of the FDA to review and approve new products can be affected by a variety of factors, including, as applicable, government budget and funding levels, statutory, regulatory and policy changes, workforce reductions, the authority’s ability to hire, train and retain key personnel and accept the payment of user fees and other events that may otherwise affect the authority’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the FDA and other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies and authorities, such as the recent large-scale government workforce reductions, may also slow the time necessary for new biologics or modifications to be cleared or approved biologics to be reviewed and/or approved, which would adversely affect our business. Additionally, over the last several years, the U.S. government has shut down several times, including most recently beginning in October 2025, and certain regulatory agencies, such as the FDA, have had to furlough FDA employees and stop critical activities.
If a prolonged government shutdown continues, or if the FDA or other regulatory authorities are prevented from conducting their regular inspections, reviews or other regulatory activities for any reason, including due to workforce reductions, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
We, and our partners and vendors, are subject to stringent and evolving United States and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. The actual or perceived failure to comply with such obligations by us (or the partners and vendors with whom we work) could lead to regulatory investigations or actions, litigation (including class action claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse business consequences.*
We, and our partners and vendors, including CROs, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process) personal de-identified data and other sensitive information (collectively, sensitive data) in connection with the operations of our business, such as storage or otherwise processing sensitive data to support the conduct of our clinical trials. These processing activities subject us, and our partners and vendors, to various federal, state, local and foreign data privacy and security laws, regulations, guidance and industry standards and we (or the partners and vendors with whom we work) are or may become subject to external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security. If we fail to comply with applicable requirements for processing sensitive data, including in connection with the development of our product candidates or otherwise, or if a partner or vendor fails to comply with the same or misuses sensitive data we provide to it, we may be subject to litigation, regulatory investigations, enforcement actions, fines and criminal or civil penalties, mass arbitration demands, additional reporting requirements and/or oversight, bans on processing personal data and orders to destroy or not use personal data, as well as negative publicity, reputational harm and other adverse business consequences.
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
Numerous U.S. states have enacted comprehensive data privacy and security laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include the right to access, correct or delete certain personal data and to opt‑out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to advance our product candidates effectively. Certain states also impose more stringent requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA) applies to personal data of consumers, business representatives and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability.
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
In addition to data privacy and security laws, we are or may become contractually subject to industry standards adopted by industry groups. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Our employees and personnel use AI technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various data privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions and lawsuits. If we are unable to use AI, it could make our business less efficient and result in competitive disadvantages. We may use AI outputs to inform certain decisions. If the recommendations, forecasts or analyses that AI applications, including AI agents, produce or assist in producing are deficient, or inaccurate, offensive, illegal, biased or discriminatory, or otherwise harmful, we could be subject to competitive harm and potential legal liability under existing and/or future legislation or regulations, including in the United States and the EU. For example, the model could be biased and could result in decisions, or lead us to make decisions, that could bias certain individuals (or classes of individuals) and adversely impact them, such as adversely impacting their ability to obtain certain pricing, products, services or benefits.
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
•failure by us or our distributors to obtain regulatory approvals for the sale or use of ronde-cel or any other product candidates we may develop or acquire in various countries;
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
We hold rights under license agreements with our partners and other third parties. Our discovery and development technology platforms are built, in part, around intellectual property rights in-licensed from these licensors. Under our existing license agreements, such as the UCLA License Agreement related to our CD19/CD20 program that we assumed in connection with our acquisition of ImmPACT and the recent acquisition of the exclusive license to LYL273 from ICT, we are subject to various obligations, which may include diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales. If there is any conflict, dispute, disagreement or issue of nonperformance between us and our counterparties regarding our rights or obligations under these license agreements, including any conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations, we may be liable to pay damages and our counterparties may have a right to terminate the affected license. The termination of any license agreement with one of our licensors could adversely affect our ability to utilize the intellectual property that is subject to that license agreement in our discovery and development efforts, our ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected product candidates and our ability to commercialize the affected product candidates. Furthermore, disagreements under any of these license agreements may arise, including those related to:
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
•our ability to successfully manufacture our product candidates at our LyFE Manufacturing CenterTM;
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
Sales of a substantial number of shares of our common stock by our existing stockholders could cause the price of our common stock to decline.*
At any time, sales of a substantial number of shares of our common stock in the public market could occur, or there could be a perception in the market that the holders of a large number of shares of common stock intend to sell shares, and any such event could reduce the market price of our common stock. As of September 30, 2025, we had 19,293,951 shares of common stock outstanding. Substantially all of the shares of our common stock outstanding and shares issued upon the exercise of stock options outstanding under our equity incentive plans, subject to applicable securities law restrictions, may be able to be sold in the public market.
Moreover, certain holders of shares of our common stock have rights, subject to conditions, to require us to file or maintain registration statements with the SEC covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, in connection with the acquisition of ImmPACT, we issued 1,875,000 shares of our common stock at closing (shares reflecting the effect of the Reverse Stock Split), as adjusted for cash payments made in lieu of fractional shares, and, in July 2025, we issued an additional 625,000 shares of our common stock in connection with the achievement of certain clinical milestones, to certain pre‑closing stockholders of ImmPACT. Holders of such shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares for public sale within certain timeframes following the closing of the acquisition and the achievement of milestones, as applicable. In addition, the Purchasers under the SPA for our July 2025 private placement financing have rights to require us to file and maintain one or more registration statements covering the shares issued or issuable to them in the private placement for public sale within certain timeframes. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or our products.*
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing securities issued in any such transactions. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. In February 2024, we entered into a Sales Agreement pursuant to which we may offer and sell, from time to time, up to $150.0 million in shares of our common stock. In July 2025, we entered into the SPA pursuant to which we issued 3,753,752 shares of our common stock and may issue additional shares of our common stock (or pre-funded warrants in lieu thereof) at one or more subsequent closings pursuant to the terms specified in the agreement. See Note 9, Stockholders’ Equity, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q, for additional details regarding the terms under which we may issue additional securities pursuant to the SPA. To the extent that we raise additional capital through the sale of equity or debt securities, including pursuant to the Sales Agreement or the SPA, your ownership interest may be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Any such future issuance of capital stock may result in further dilution of your ownership.
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
Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our operating results and financial condition.*
In the future, we may seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our technology platforms, enhance our technical capabilities or otherwise offer growth opportunities, such as the recent acquisition of the exclusive license to LYL273 from ICT. The pursuit of potential acquisitions or strategic investments may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions or investments, whether or not such transactions are completed. In addition, we have only limited experience in acquiring or investing in other businesses, and we may not successfully identify desirable targets. Once we acquire additional businesses, we may not be able to integrate them effectively following the acquisition. Acquisitions of companies or exclusive licenses of third-party intellectual property could also result in the incurrence of debt or dilutive issuances of equity securities, as we had done in connection with the acquisition of ImmPACT and the exclusive license with ICT, as well as unfavorable accounting treatment and exposure to claims and disputes by third parties, including intellectual property claims. We also may not generate sufficient financial returns to offset the costs and expenses related to any acquisitions. In addition, if an acquired business fails to meet our expectations, our business, operating results and financial condition may suffer.

The requirements of being a public company require our management to devote substantial time to compliance initiatives and corporate governance practices and could divert management’s attention and strain our resources.*
As a public company, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Section 404, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, the listing requirements and rules of The Nasdaq Stock Market LLC and other applicable U.S. rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. In October 2024, we acquired ImmPACT, a privately-owned clinical stage biotechnology company that was not previously subject to these requirements. In connection with our efforts to comply with the requirements of being a public company, our management and our accounting, finance and other personnel will continue to need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have and will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, the rules and regulations applicable to us as a public company have made it more expensive for us to obtain director and officer liability insurance. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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
Changes in tax laws or regulations, including those that are applied adversely to us or our customers, may have a material adverse effect on our business, cash flow, financial condition, results of operations, effective tax rate or compliance costs.*
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (including in connection with reforms under consideration or being implemented at an international level by the Organisation for Economic Co-Operation and Development (the OECD)), which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, and tax authorities may disagree with tax positions that we have taken, which could, in each case, result in increased tax liabilities. For example, the Tax Act, the CARES Act and the IRA made many significant changes to the U.S. tax laws. For example, the Tax Act made broad and complex changes to the U.S. tax code, including, among other things, reducing the federal corporate tax rate. Additionally, beginning in 2022, the Tax Act required the capitalization of research and experimentation expenses (R&E expenses) with amortization periods over five and fifteen years pursuant to Section 174 of the U.S. Internal Revenue Code of 1986, as amended (the Code). The OBBBA restored the deductibility of domestic R&E expenses in the year incurred for tax years beginning after December 31, 2024, but retained the capitalization and amortization requirement for foreign R&E expenses. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to any such tax legislation may affect us, and certain aspects of prior tax legislation could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations and the deductibility of expenses under current tax law or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws (whether at the initiative of the U.S. government or international bodies such as the OECD), could have a material adverse effect on our business, cash flow, financial condition, results of operations, effective tax rate or compliance costs.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the third quarter of 2025, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5‑1 trading arrangement or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) and (c) of Regulation S-K, respectively.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of October 24, 2024, by and among the Registrant, ImmPACT Bio USA Inc., Inspire Merger Sub Inc. and WT Representative LLC, solely in its capacity as the Representative	8-K	001-40502	2.1	10/24/2024
3.1	Amended and Restated Certificate of Incorporation.	S-8	333-257249	4.1	06/21/2021
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Lyell Immunopharma, Inc.	8-K	001-40502	3.1	05/28/2025
3.3	Amended and Restated Bylaws.	10-Q	001-40502	3.2	11/07/2023
4.1	Form of Common Stock Certificate.	10-Q	001-40502	4.1	08/12/2025
4.2	Amended and Restated Investors' Rights Agreement, by and among the Registrant and certain of its stockholders, dated March 5, 2020.	S-1	333-256470	4.2	05/25/2021
10.1+	Securities Purchase Agreement by and among the Registrant and the Purchasers listed therein, dated July 24, 2025.	8-K	001-40502	10.1	07/25/2025
31.1*	Certification of Principal Executive Officer and interim Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
32.1*«	Certification of Principal Executive Officer and interim Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

Lyell Immunopharma, Inc.

Date: November 12, 2025	By:	/s/ LYNN SEELY
Lynn Seely, M.D.
Chief Executive Officer (Principal Executive Officer and interim Principal Financial Officer)