Form 10-K
period 2025-12-31
Lyell Immunopharma, Inc.
filed 2026-03-12
CIK 1806952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $129 million based on the closing price reported for such date on The Nasdaq Global Select Market.
The registrant had 23,307,143 shares of common stock outstanding as of March 9, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

Lyell Immunopharma, Inc.
2025 Annual Report on Form 10-K

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
•the advancement of our technologies and the effectiveness and expected benefits of any of our technologies and manufacturing processes;
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
•the scope of protection we are able to establish and maintain for intellectual property rights, including covering ronde-cel, LYL273 and other product candidates and technologies we may develop or acquire;
•our ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified personnel;
•our expectations regarding the impact of inflation, macroeconomic conditions and geopolitical conflicts on our business and operations, including on our manufacturing suppliers, collaborators, contract research organizations (CROs) and employees;
•our ability to realize the anticipated benefits of and potential value created by our acquisition of ImmPACT Bio USA Inc. (ImmPACT), our acquisition of rights to LYL273 from Innovative Cellular Therapeutics or any other acquisition or strategic transaction and our success in commercializing any product candidates we acquire in connection therewith;
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
•If we are unable to successfully develop, manufacture and commercialize product candidates or experience significant delays in doing so, our business may be harmed.
•Our product candidates and technologies are based on novel technologies that are unproven and may not result in approvable or marketable products, which expose us to unforeseen risks and make it difficult for us to predict the time and cost of product development and potential for regulatory approval, and we may not be successful in our efforts to use and expand our technologies to develop any product candidate.
•The results of research, nonclinical studies or earlier clinical trials are not necessarily predictive of future results. If clinical trials of our product candidates fail to produce, or continue to produce, positive results or demonstrate satisfactory safety and efficacy, at the appropriate dose level or at all, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
•We face substantial competition in a rapidly changing industry, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•The manufacturing of cell therapies is very complex. We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs, delay our programs or limit supply of our product candidates.
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

•If our clinical manufacturing facility in Bothell, Washington or any of our potential contract manufacturing organizations is damaged or destroyed or production at these facilities is otherwise interrupted, our business would be negatively affected.
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
•We do and will continue to or intend to rely on outside scientists and clinical trial investigators and their third-party research institutions for research and development and clinical testing of our product candidates. These scientists, investigators and institutions may have other commitments or conflicts of interest, which could limit our access to their expertise and harm our ability to leverage our technologies.
•We have in the past, and we may in the future, form or seek collaborations or strategic alliances or enter into additional licensing arrangements, and we may not realize the benefits of such alliances or licensing arrangements.
•We are currently in clinical development of our product candidates, and our future success is dependent on the successful development and regulatory approval of our product candidates and any product candidates we acquire.
•Our cell therapy product candidates represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development or delays in our ability to achieve regulatory approvals, commercialization or payor coverage of our product candidates.
•If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected.

PART I
Item 1. Business.
Overview
We are a late-stage clinical cell therapy company advancing a pipeline of proprietary next-generation autologous chimeric antigen receptor (CAR) T-cell product candidates for patients with cancer. Our goal is to fully realize the curative potential of cell therapy for patients with hematologic malignancies and solid tumors. To achieve this, we are pioneering novel approaches designed to generate T‑cell therapies that drive long-lasting clinical responses. Our CAR T-cell product candidates start with the identification of promising cancer targets. We then engineer the patient’s own living immune cells and arm them with our innovative enhancements, including CAR constructs, technologies and manufacturing protocols that are designed to endow T cells with more potent cancer cell killing capabilities.
In hematologic malignancies, we are focused on delivering therapies that provide patients meaningfully improved outcomes over currently approved, first-generation CD19 CAR T-cell products. Our lead product candidate, rondecabtagene autoleucel (ronde-cel, also known as LYL314), is a dual-targeting CD19/CD20 CAR T-cell therapy designed to increase complete response rates and prolong the duration of response as compared to the approved CD19‑targeted CAR T-cell therapies. Ronde-cel is designed with a true ‘OR’ logic gate to target B cells that express either CD19 or CD20 with full potency and is manufactured with a process that enriches for CD62L‑positive cells to generate more naïve and central memory CAR T cells with enhanced stemlike features and antitumor activity.
We are currently conducting a pivotal single-arm clinical trial (PiNACLE) evaluating ronde-cel in patients with relapsed or refractory (R/R) large B-cell lymphoma (LBCL) receiving treatment in the third- or later-line (3L+) setting and a Phase 3 randomized controlled head-to-head CAR T-cell therapy trial (PiNACLE-H2H) for patients with LBCL receiving treatment in the second-line setting (2L). Patient dosing has commenced in the PiNACLE-H2H Phase 3 trial, which randomizes patients to either ronde-cel or investigator’s choice of axicabtagene ciloleucel (axi-cel) or lisocabtagene maraleucel (liso-cel).
To realize the potential of cell therapy for solid tumors, in November 2025 we acquired an exclusive global license for LYL273 (excluding mainland China, Hong Kong, Macau and Taiwan), an autologous guanylyl cyclase C (GCC)-targeted CAR T-cell product candidate previously known as GCC19CART, from Innovative Cellular Therapeutics Holdings Limited and Innovative Cellular Therapeutics, Inc. (together, ICT). A 67% overall response rate and an 83% disease control rate with a manageable safety profile have been reported at the highest dose level tested to date in patients with advanced metastatic colorectal cancer (mCRC) in a U.S. Phase 1 clinical trial as of the data cutoff date of October 28, 2025. LYL273 is enhanced with CD19 CAR expression and controlled cytokine release designed to improve CAR T-cell expansion, immune cell infiltration and cancer cell killing in the hostile tumor microenvironment. Clinical proof-of-concept for LYL273 was initially demonstrated in 15 patients with mCRC in an investigator-sponsored clinical trial conducted in China and published in JAMA Oncology (September 2024).
Our research scientists are also developing next-generation CAR T-cell product candidates for additional solid tumor indications enhanced with our anti-exhaustion and additional arming technologies and manufactured with our proprietary protocols. These enhancements are designed to endow CAR T cells with attributes needed to drive durable tumor cytolytic activity and achieve high rates of long-lasting clinical responses, including the ability to resist exhaustion, maintain qualities of durable stemness and function in the hostile solid tumor microenvironment.

Our pipeline of next-generation CAR T-cell clinical product candidates targets cancers with large unmet need and is summarized in Table 1 below:
Table 1: Lyell’s Clinical Pipeline
Our Strategy
Lyell’s mission is to fully realize the curative potential of next-generation CAR T-cell therapies and meaningfully improve outcomes for patients with cancer. Today we are advancing next-generation innovative CAR T-cell therapies for patients with hematologic malignancies, including R/R LBCL, designed to improve outcomes over first‑generation products, and are aggressively progressing the next wave of cell therapy innovation for patients with solid tumors, including patients with advanced mCRC. To realize the potential of cell therapy for cancer, our product candidates target carefully selected tumor antigens or targets with high expression on cancer cells and low to no expression in normal tissues or that are inaccessible in normal tissues, to avoid on-target, off-tumor toxicity. We then arm our cells with enhancements to improve the CAR T cell’s ability to fight cancer. Specifically, we utilize enhancements, including the ability to resist exhaustion and maintain qualities of durable stemness, designed to improve the functional activity of T cells in the hostile tumor microenvironment to drive durable tumor cytolytic activity and achieve consistent and long-lasting clinical responses. Our product candidates are designed to be one-time CAR T-cell treatments that can achieve lasting remission for patients with cancer so they can return to their normal lives with extended disease-free, treatment-free periods.
Key components of our business strategy to achieve this goal include:
•Efficiently advance our lead late-stage clinical program evaluating ronde-cel for patients with LBCL — We believe our autologous dual-targeting CD19/CD20 CAR T‑cell product candidate, ronde-cel, has the potential to deliver improved, durable clinical outcomes for patients with R/R LBCL over first‑generation approved CD19 CAR T-cell therapies. Ronde-cel is currently under evaluation in a pivotal single-arm trial, PiNACLE, in the 3L+ setting. This trial is a seamless expansion of the 3L+ cohort in our ongoing Phase 1/2 clinical trial and is expected to enroll approximately 120 patients at approximately 25 sites. The primary endpoint is the best overall response rate. We have also recently initiated the first-of-its-kind Phase 3 randomized controlled head-to-head CAR T-cell therapy clinical trial, PiNACLE-H2H. Patient dosing commenced in February 2026 in this trial, and site activation is underway in the United States, Canada and Australia. We expect to randomize approximately 400 patients 1:1 to either ronde-cel or investigator’s choice of axi-cel or liso-cel. The primary endpoint is event-free survival.
We recently reported updated clinical data in patients with aggressive LBCL in the 3L+- and 2L- settings from a multi-cohort multi-center Phase 1/2 clinical trial (NCT05826535) at the December 2025 American Society of Hematology Annual Meeting and Exposition (ASH 2025). The oral presentation included updated data from the 3L+ cohort (now the ongoing PiNACLE pivotal trial) including a best overall response rate of 93% and a complete response rate of 76% in 29 efficacy-evaluable patients with R/R LBCL. The median progression-free survival was 18 months as of the data cutoff date of September 5, 2025. Updated data were also presented from the 2L cohort, including 18 efficacy evaluable patients (94% with high-risk primary refractory disease) and demonstrated an 83% best overall response rate and a 61% complete response rate. The safety profile was appropriate for outpatient administration of ronde-cel. Data from 25 patients treated with ronde-cel and receiving dexamethasone prophylaxis revealed no reports of Grade 3 or higher cytokine release syndrome (CRS) and one case (4%) of Grade 3 or higher immune effector cell-associated neurotoxicity syndrome (ICANS).
•Efficiently advance our Phase 1 clinical program evaluating LYL273 for patients with advanced mCRC — We believe our autologous guanylyl cyclase C-targeting CAR T‑cell product candidate, LYL273 (previously known as GCC19CART), enhanced with CD19 CAR expression and controlled cytokine release designed to improve CAR T-cell expansion, immune cell infiltration and cancer cell killing in the hostile tumor microenvironment, has the potential to deliver improved, durable clinical outcomes for patients with advanced mCRC over currently approved therapies in the 3L+ mCRC setting. A 67% best overall response rate, an 83% disease control rate and an 8-month median progression-free survival with a manageable safety profile have been reported as of the data cutoff date of October 28, 2025. LYL273 is currently undergoing evaluation in an ongoing Phase 1 trial to establish the recommended Phase 2 dose.
•Advance novel targets and technologies to generate a robust pipeline of next-generation cell therapies designed to deliver durable antitumor activity for cancer indications with high unmet medical need and of substantial market size — We are committed to continuing the advancement of disruptive technologies designed to achieve the promise of cell therapy to significantly improve the outcome for patients with hematologic malignancies and solid tumors. Our objective is to select promising CAR T-cell therapy targets that are highly expressed on cancers that impact a large number of patients with high unmet medical need, but not on normal tissues to avoid on-target, off tumor toxicity. We then arm the CAR T cells with enhancements designed to optimize cancer cell killing. Specifically, our strategy centers around the utilization of enhancements, including the ability to resist exhaustion, maintain qualities of durable stemness and function in the hostile tumor microenvironment, designed to improve T cell functional activity, drive durable tumor cytolytic activity and achieve consistent and long-lasting clinical responses.
•Maintain state‑of‑the‑art infrastructure and expert capabilities to control and innovate cell product manufacturing — We have built and operate a dedicated manufacturing facility, the LyFE Manufacturing Center™ (LyFE), that produces cell product for our clinical trials. At full staffing and capacity, we expect LyFE to have the capacity to manufacture more than 1,200 CAR T-cell doses/year and support commercial launch. We have invested in infrastructure that enables real‑time monitoring of our manufacturing processes and the ability to incorporate insights into our research, manufacturing and clinical development efforts. Our manufacturing strategy includes seeking new ways to efficiently, rapidly and cost-effectively scale manufacturing capacity for our cell product candidates for future clinical trials and potential commercialization.
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
•Opportunistically pursue strategic opportunities to maximize the potential of our pipeline and capabilities — We consider a variety of ways to collaborate with external partners. We evaluate options for partnering programs, indications or geographies with pharmaceutical or biotechnology companies for the development and/or commercialization of our product candidates designed to address large patient populations. We also consider opportunities to acquire or license rights or invest in differentiated product candidates or technologies to complement our pipeline.
Our Pipeline Clinical Programs
Rondecabtagene autoleucel (ronde-cel, also known as LYL314): A next-generation dual-targeting CD19/CD20 CAR T-cell product candidate designed to increase complete response rates and prolong the duration of responses as compared to the approved CD19‑targeted CAR T-cell therapies for the treatment of large B-cell lymphoma
Ronde-Cel: Target Market and Approved Therapies
Our lead program, ronde-cel, is targeting patients with aggressive R/R large B-cell non‑Hodgkin lymphoma (NHL), more commonly referred to as LBCL. Lymphoma is a blood cancer that begins in lymphocytes and spreads primarily in lymph nodes, but can also metastasize to the liver, kidney, brain and other organs. Lymphomas are broadly classified as either Hodgkin or non‑Hodgkin lymphoma, with NHL present in multiple groups of lymph nodes whereas Hodgkin lymphoma is typically located in a single group of lymph nodes, generally in the upper body. NHL is the more common form of lymphoma, representing approximately 90% of all lymphomas.

We are initially focused on developing ronde-cel for the treatment of patients with NHL subtypes representing approximately 35% of the over 80,000 patients estimated to be diagnosed with NHL in the United States in 2025 and 545,000 patients worldwide. The NHL subtypes we are currently pursuing include diffuse large B-cell lymphoma (DLBCL), high grade B-cell lymphoma (HGBCL), primary mediastinal large B-cell lymphoma (PMBCL), transformed follicular lymphoma (tFL), transformed marginal zone B-cell lymphoma (tMZBCL), transformed mantle cell lymphoma (tMCL) and Grade 3B follicular lymphoma (FL3B). DLBCL represents approximately 31% of patients diagnosed with NHL each year (of which approximately 5% are HGBCL). PMBCL represents approximately 3% and FL3B and the transformed lymphomas represent approximately 1 to 2% of patients diagnosed with NHL each year. We may choose to further expand development to include additional NHL subtypes in the future.
Of the approximately 30,000 patients in the U.S. with LBCL, 40% to 50% are refractory to, or relapse following, first-line treatment and we estimate approximately 12,000 to 15,000 patients in the United States with LBCL progress to 2L treatment. We estimate the 3L+ patient population to be approximately 6,000 to 7,000 patients, including up to 50% of patients who progress on first-line therapy and receive a second chemotherapy regimen prior to CAR while awaiting referral and/or apheresis scheduling (Figure 1).

Ronde-Cel is Targeting a Growing Multi-Billion Dollar Market

Ronde-cel's ongoing clinical trials include patients with large B-cell lymphoma (LBCL), including the Non-Hodgkin lymphoma subtypes of DLBCL, PMBCL, and transformed FL

Projected global sales of currently approved CD19 CAR T-cell products

$6
$5
$4
$3
$2
$1
$0
Worldwide Sales ($bn)
2024
2026
2028
2030

~30,000
- Patients with LBCL in the US

~40 – 50%
- Patients who are refractory to, or relapse, following 1L treatment

~12 to 15,000
- Patients who progress to 2L treatment

~6 to 7,000
- Patients who progress to 3L treatment

DEVELOPMENT STRATEGY
- **PiNACLE – H2H Phase 3 trial is designed to capture a broad 2L patient population**
- **PiNACLE single-arm study is a fast to market strategy in the 3L+ patient population**
  - Up to 50% of patients who progress on 1L therapy receive a second line of chemo prior to CAR while awaiting referral and apheresis scheduling

Leukemia and Lymphoma Society Facts and Statistics Overview; Datamonitor (2024); Gomez-Llobell SS, et al, *Blood* 2025; Flowers CR, et al. *Hematology Am Soc Hematol Educ Program* 2022; SEER (2023).
1L, first line; 2L, second line; 3L+, third- or late-line; CAR, chimeric antigen receptor; DLBCL, diffuse large B-cell lymphoma; FL, follicular lymphoma; PMBCL, primary mediastinal B-cell lymphoma.

©2026 Lyell Immunopharma, Inc.
8

Figure 1: Ronde-cel is targeting the multi-billion dollar CD19 CAR T-cell market.
While the first generation of CD19 CAR T-cell therapies delivered a major advance in treatment for patients with B-cell lymphoma, there remains a need for therapies that deliver more complete and durable responses. More than 40% of patients with aggressive LBCL treated in the 3L+ setting with a CD19 CAR T-cell therapy are not disease-free after treatment and 30% of patients do not respond at all. Of these patients treated with an approved CD19 CAR T-cell therapy, approximately 50% of patients progress or die within six months, and the overall survival at one year for patients treated with a CD19 CAR T-cell therapy is only 50% to 60%. The median progression-free survival for the approved CD19 CAR T-cell therapies for patients in the 3L+-setting is 6 to 7 months. Importantly, the pivotal trials in the 3L+ setting for axi-cel and liso-cel did not enroll patients over the age of 75, and the axi-cel ZUMA-1 trial did not allow patients to receive bridging therapy between apheresis and CAR T-cell therapy infusion, potentially excluding patients who were progressing too rapidly to wait for CAR T-cell therapy manufacturing.
In the 2L setting, the ZUMA-7 randomized controlled trial of axi-cel versus standard of care chemoimmunotherapy did not enroll patients above the age of 75 and the only bridging therapy allowed was steroids. In ZUMA-7, the complete response rate was 65% and the median progression-free survival in all enrolled patients was 14.7 months. For those with primary refractory disease, the median progression-free survival was only 7 months. The complete response rate for patients with primary refractory disease was not reported. Liso-cel was evaluated in two pivotal trials conducted in the 2L setting. The first pivotal trial was a randomized controlled trial of liso-cel versus standard of care chemoimmunotherapy (TRANSFORM) which did not enroll patients over the age of 75, but did allow bridging therapy with chemotherapy. The complete response rate was 66% and the median progression-free survival was 14.8 months in the liso-cel arm. Data for patients with primary refractory disease in the 2L were not reported from this trial. The second pivotal single-arm trial conducted for liso-cel (PILOT), did allow patients over the age of 75 and included patients ineligible for transplant with primary refractory disease, relapse before 12 months or relapse after 12 months to enroll into the trial. The complete response rate in the overall patient population was 54% and was 42% in the primary refractory patient population. The package insert for YESCARTA® lists the rate of Grade 3 or higher CRS as 9% and the rate of Grade 3 or higher neurotoxicity as 31%. The package insert for BREYANZI® lists the rate of Grade 3 or higher CRS as 3% and the rate of Grade 3 or higher neurotoxicity as 10%.
The approved CD19 CAR T-cell therapies for NHL are expected to achieve worldwide sales in 2026 of approximately four billion dollars. YESCARTA® has been the market leader since approval, but recently BREYANZI® has been gaining market share, presumably due to lower rates of neurotoxicity. This “switching” behavior of CAR T-cell therapy prescribers has also been reported in the multiple myeloma market with CARVYKTI® taking market share from ABECMA®, presumably due to enhanced efficacy (Figure 2).

Figure 2: CAR T-cell therapy treating physicians have a historical willingness to “switch” CAR T-cell therapies based on the strength of efficacy and safety clinical data.
Ronde-Cel: Mechanism of Action
Ronde-cel is an autologous dual-targeting CD19/CD20 CAR T-cell therapy designed to kill B cells expressing CD19 and/or CD20 antigens for the treatment of patients with aggressive B-cell malignancies. We acquired this product candidate through our acquisition of ImmPACT Bio USA Inc. (ImmPACT) in October 2024.
A dual-targeting, or bispecific, tandem CAR recognizes two targets with a single construct. Ronde-cel is rationally designed with a true CD19/CD20 “OR” logic-gated CAR targeting either CD19 or CD20 with full potency, and the cell therapy product is enriched for naïve and central memory T cells. Together, this novel construct and the cell enrichment for naïve and central memory T cells are designed to provide multiple clinical benefits over CD19 CAR T-cell therapies, including:
•Ability to target lower or heterogeneous CD19 antigen density and result in a higher percentage of complete responses than with a single-targeting CAR construct;
•Increase in the duration of responses by preventing relapse due to CD19 antigen escape; and
•Better cell expansion, persistence and reduced exhaustion to provide longer duration of responses.
Ronde-cel consists of autologous T cells that are genetically modified through transduction with a lentiviral vector expressing a tandem CAR construct composed of anti-CD19 and anti-CD20 single-chain variable fragments (scFvs) in tandem and an intracellular portion that contains the T-cell signaling zeta chain (CD3-ζ) and the 4-1BB co-stimulatory domain (Figure 3). This differentiates ronde-cel from cell therapies and other therapeutic modalities that singularly target CD19, CD20 or CD22.

Figure 3: Ronde-cel contains separate, tandem scFV antibody domains designed to target both CD19 and CD20 and is manufactured using a CAR construct that contains a 4-1BB costimulatory domain and is manufactured with a process to enrich for CD62L-positive naïve and central memory T cells.
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
Additionally, ronde-cel is manufactured to produce a CAR T-cell product with higher proportions of naïve and central memory T cells through a process that enriches for CD62L-expressing cells. CD62L is a surface protein that acts as a homing beacon, guiding white blood cells to sites of inflammation. CD62L enrichment in ronde-cel’s manufacturing process substitutes for the CD4/CD8 enrichment step in traditional CAR T-cell manufacturing, and generates cell products that are comprised of more than 95% naïve or central memory T cells. This manufacturing process is designed to generate CAR T cells with enhanced antitumor activity, which we believe could result in both increased complete response rates and more durable responses. Naïve T cells are mature T lymphocytes that have differentiated in the bone marrow and undergone central tolerance selection in the thymus, but have not interacted with their antigen. CAR T cells generated from these CD62L-positive less differentiated T cells have been associated with better cell expansion, improved persistence, reduced exhaustion and lower adverse cytokine production compared to CAR T cells generated from traditional processes. The enrichment of CD62L-expressing T cells does not increase the manufacturing time, which is similar to that of the approved CD19 CAR T-cell therapies with a median vein to site time of 16 days. Data from the ZUMA-7 pivotal trial of axi-cel in patients with R/R LBCL demonstrated an improved overall survival in those patients with a higher median percentage of T cells with a naïve/stem memory phenotype in the administered cell product.
During ASH 2025, we orally presented translational data from our ongoing Phase 1/2 clinical trial that showed that ronde-cel manufactured with CD62L-positive enriched cells achieved robust expansion and high expression of memory-related genes after infusion in patients with LBCL. An evaluation of ronde-cel and published data for approved CD19 CAR T-cell products demonstrated that ronde-cel had a higher proportion of CD62L-positive T cells with a higher proportion of memory-cell phenotype prior to infusion (ronde-cel, N = 34; axi-cel, N = 110; and tisagenlecleucel (tisa-cel), N = 31). In addition, ronde-cel had up to a three-fold higher expansion in patients after infusion compared to the expansion of approved CD19 CAR T-cell products. Ronde-cel product memory-cell phenotype was positively correlated with expansion. Peripheral blood samples collected from patients one month after infusion (N = 9) also had a higher proportion of CAR T cells with a memory phenotype compared to cells from axi-cel-treated patients (N = 4). Ronde-cel CAR-positive

T cells collected from patients one (N = 7) and two months (N = 3) after infusion demonstrated sustained capacity to proliferate, kill tumor cells over 72 hours and secrete cytokines.
Ronde-Cel: Clinical Development Strategy
Our ongoing Phase 1/2 trial of ronde-cel is a multi-cohort, multi-center, open-label dose-escalation and dose-expansion clinical trial designed to evaluate the safety and clinical benefit of ronde-cel (NCT05826535). We presented positive data, detailed below, from the 3L+ and 2L cohorts from the ongoing Phase 1/2 trial during an oral presentation at ASH 2025. Based on these data, as well as our recent End-of-Phase 1 meetings with the U.S. Food and Drug Administration (FDA), we announced the initiation of two pivotal trials of ronde-cel: PiNACLE and PiNACLE-H2H.
The PiNACLE trial (Figure 4), which is underway and enrolling patients, is a seamless expansion of the 3L+ cohort of our Phase 1/2 trial. PiNACLE is a single-arm pivotal trial evaluating ronde-cel at a dose of 100 x 106 CAR T cells in patients with LBCL treated in the 3L+ setting. The trial is expected to enroll approximately 120 patients with R/R DLBCL, PMBCL, FL3B or tFL who have received two or more prior lines of therapy and have not received CAR T-cell therapy. Patients may be treated with ronde-cel in the inpatient or outpatient setting, with observation near the site limited to 14 days. There is no upper age limit for eligibility, which broadens the addressable patient population. The primary endpoint of the trial is the best overall response rate, including an evaluation of duration of response. More information about the PiNACLE trial can be found on clinicaltrials.gov (NCT05826535).
Figure 4: The PiNACLE single-arm pivotal trial schematic. The PiNACLE trial is expected to enroll approximately 120 patients with R/R LBCL. NCT05826536
CAR, chimeric antigen receptor; Cy, cyclophosphamide; DLBCL, diffuse large B-cell lymphoma; 3BFL, Grade 3B follicular lymphoma; Flu, fludarabine; PMBCL, primary mediastinal B-cell lymphoma.

The PiNACLE-H2H trial is a Phase 3 head-to-head CAR T-cell therapy randomized controlled trial that will evaluate ronde-cel versus investigator’s choice of approved CD19 CAR T-cell therapies (axi-cel or liso-cel) in patients with R/R LBCL receiving treatment in the 2L setting. Patients randomized to ronde-cel will be treated with a dose of 100 x 106 CAR T cells. The primary endpoint of the trial is event-free survival. The trial is expected to enroll approximately 400 patients with R/R LBCL (200 per arm), including DLBCL, PMBCL, HGBCL, FL3B, tFL, tMCL or tMZBCL who have not previously received CAR T-cell therapy. Patients may be treated with ronde-cel in either the inpatient or outpatient setting. Patient dosing commenced in February 2026, and clinical site activation is ongoing in the United States, Canada and Australia. More information about the PiNACLE-H2H trial can be found on clinicaltrials.gov (NCT07188558). Now that the PiNACLE-H2H trial is enrolling patients, the 2L cohort in our Phase 1/2 multi-cohort trial is no longer recruiting patients.
In the future, we may expand into other types of B-cell NHL.

Figure 5: The PiNACLE-H2H Phase 3 randomized controlled head-to-head CAR T-cell therapy trial of ronde-cel versus investigator’s choice of axi-cel or liso-cel.
Ronde-Cel: Clinical Data
We presented new clinical and translational data from our ongoing Phase 1/2 clinical trial of ronde-cel in patients with LBCL at ASH 2025. The trial is a multi-cohort, multi-center dose-escalation, dose-expansion trial. Patients had not previously received CAR T-cell therapy and there was no upper age limit nor requirement for CD19/CD20 screening prior to enrollment. Data were presented from the 3L+ and 2L cohorts. Bridging therapy was optional and lymphodepletion included fludarabine, 30 mg/m2 and cyclophosphamide, 500 mg/m2, each for three days. The cell manufacturing median vein to site time was 16 days and the recommended Phase 2 dose was established at 100 x 106 CAR T cells. Two patients were treated at Dose Level 2 (300 x 106 CAR T cells). Imaging response assessments were conducted locally at Day 28, Month 3 and every three months for 24 months. The trial objectives were safety and tolerability, best overall response rate and complete response rate, duration of response, selection of the recommended Phase 2 dose and cell expansion pharmacokinetics.
Sixty-nine patients with R/R LBCL received ronde-cel as of September 5, 2025 (the data cutoff date for the presentation at ASH 2025). Patient demographics and baseline disease characteristics were consistent with a high-risk, heavily pre-treated patient population, particularly as compared to historical trials of CD19 CAR T-cell products: median ages of 64 and 65 years with 16% (6/37) and 21% (5/24) of patients being 75 years or older in the 3L+ and 2L settings, respectively; and primary refractory disease in 43% (16/37) and 92% (22/24) of patients in the 3L+ and 2L settings, respectively. The efficacy evaluable population, defined as those patients with Day 84 assessments or prior disease progression or death, consisted of 47 patients (29 in the 3L+ setting and 18 in the 2L setting).
Patients Treated with Ronde-Cel in the 3L+ Setting
There were 29 efficacy-evaluable 3L+ patients with R/R LBCL (DLBCL, PMBCL, 3BFL or tFL) with a median follow up time of 12 months as of the data cutoff date. The data are presented in Figure 6 and summarized here:
•The best overall response rate was 93% (27/29 patients), with 76% (22/29) of patients achieving a complete response
•72% (13/18) of patients with complete response remained in complete response at 6 months or longer
•Median progression-free survival was 18 months
The PiNACLE single-arm pivotal trial is a seamless expansion of this 3L+ cohort and is ongoing. The trial design is presented in Figure 4. Patients with HGBCL are no longer included in the PiNACLE single-arm trial to focus the trial on those patients most likely to achieve high durable response rates. The response rate and duration of response in patients enrolled with HGBCL (N = 8) was shorter than that observed for patients with other histologies.

Figure 6: High rates of durable complete responses were observed in patients treated with ronde-cel in the 3L+ setting.
3L+, third- or later-line setting, LBCL, large B-cell lymphoma.

Patients Treated with Ronde-Cel in the 2L Setting
There were 18 efficacy-evaluable patients enrolled in the 2L setting with a median follow-up time of 9 months as of the data cutoff date. Of these efficacy-evaluable patients, 94% had primary refractory disease. Data from these patients are presented in Figure 7 and summarized here:
•The overall response rate was 83% (15/18 patients), with 61% (11/18) achieving a complete response
•70% (7/10) of patients with complete response remained in complete response at ≥ 6 months
•The median duration of complete response was not reached
Figure 7: High rates of durable complete responses were observed in patients treated with ronde-cel in the 2L setting.
2L, second-line setting, LBCL, large B-cell lymphoma.

Safety Data
In 69 patients, including all patients from both the 3L+ and the 2L cohorts, a manageable safety profile appropriate for outpatient administration was observed. No Grade 3 or higher CRS was observed. Twenty-five of the 69 patients received protocol-directed dexamethasone prophylaxis (10 mg/day for 3 days). One case (4%) of Grade 3 or higher ICANS was reported in a patient with high disease burden; no case of Grade 2 ICANS was reported.
In all 69 patients, as of the data cutoff date, low rates of Grade 1 (32%) or Grade 2 (29%) CRS were reported; ICANS rates were reported as follows: Grade 1 (9%), Grade 2 (3%) and Grade 3 or higher (12%) of patients. The median time to complete resolution of all reports of ICANS was 4 days. Cell pharmacodynamic data demonstrated robust CAR T‑cell expansion and persistence that were similar in patients with or without dexamethasone prophylaxis. No deaths were determined to be related to ronde-cel administration. Data are presented in Figure 8.

Figure 8: Adverse events of interest with and without dexamethasone prophylaxis for patients in both the 3L+ and 2L settings.
CRS, cytokine release syndrome; HGBCL, high grade B-cell lymphoma; ICANS, immune effector cell-associated neurotoxicity; IEC-HS, immune effector cell-associated hemophagocytic lymphohistiocytosis-like syndrome; IV, intravenous; LDH, lactate dehydrogenase; PO, per os (oral).
Pharmacokinetic Data
Pharmacokinetic data evaluating ronde-cel cell expansion using the droplet digital polymerase chain reaction (ddPCR) method are presented in Figure 9. The data showed robust cell expansion with or without dexamethasone prophylaxis (dexamethasone 10 mg by oral or intravenous administration once daily for 3 days) with no significant differences observed in peak CAR T-cell expansion (Cmax) or overall exposure (AUC) between patients who received dexamethasone (N = 25) and those who did not (N = 42).
Figure 9: Ronde-cel cell expansion was robust in patients who did or did not receive dexamethasone prophylaxis, 10 mg by oral or intravenous administration daily for three days.
CAR, chimeric antigen receptor; ddPCR, digital droplet polymerase chain reaction; DNA, deoxyribonucleic acid; IQR, interquartile range; LLOQ, lower limit of quantitation; LLOD, lower limit of detection.
Assay used for measuring B cells/µl (Epiontis ID®) can detect as low as 2 cells/µl with high accuracy.

Ronde-cel has received Regenerative Medicine Advanced Therapy designation as well as Fast Track designation from the FDA for the treatment of adults with R/R DLBCL in the 3L+ setting and has also received RMAT designation for the treatment of LBCL in the 2L setting. The FDA has also granted ronde-cel Orphan Drug Designation for the treatment of DLBCL/HGBCL with MYC and BCL2 rearrangements.
Based on the clinical data observed to date and an End-of-Phase 1 meeting with the FDA, we have initiated the Phase 3 randomized controlled head-to-head CAR T-cell trial evaluating ronde-cel versus investigator’s choice of an approved CD19 CAR T-cell therapy (axi-cel or liso-cel).
LYL273 (formerly known as GCC19CART): Guanylyl cyclase C-targeted CAR T-cell product candidate for the treatment of mCRC and other GCC-expressing cancers
We acquired an exclusive global license, outside of mainland China, Hong Kong, Macau and Taiwan, from ICT for a next-generation GCC-targeted CAR T-cell product candidate (LYL273, formerly GCC19CART) with promising dose-dependent clinical activity, including a 67% best overall response rate, disease control rate of 83% and a median progression-free survival of 8 months in patients with advanced mCRC in a Phase 1 trial conducted in the U.S. The U.S. Investigational New Drug (IND) and Phase 1 trial initiation were supported by single-center data from an investigator‑sponsored study of 15 patients conducted in China and published in JAMA Oncology in 2024. LYL273 is a GCC-targeted CAR T-cell product candidate enhanced with CD19 CAR expression and controlled cytokine release designed to improve CAR T-cell expansion, immune cell infiltration and cancer cell killing in the hostile solid tumor microenvironment. LYL273 was granted Fast Track designation for the treatment of mCRC by the FDA.
LYL273: Target Market and Approved Therapies
Colorectal cancer is the second leading cause of cancer deaths worldwide, and the incidence of colorectal cancer is rising in people younger than 55 years old. In the United States, there were estimated to be 154,000 total new colorectal cancer diagnoses and about 1 in 5 of these diagnoses will occur in people younger than 55 years old. Approximately 53,000 people were expected to die from CRC in the U.S. in 2025. Approximately 25% of patients have metastatic disease at the time of diagnosis and up to 60% of patients diagnosed with colorectal cancer will develop distant metastases at some point during their disease journey.
Despite the remaining tremendous unmet medical need for new effective therapies for mCRC, the worldwide net sales for currently approved CRC products is expected to reach 12 billion dollars by 2032 (Figure 10). However, the benefit of approved therapies for mCRC in the 3L+ setting is limited. With the approved products, only six percent or less of patients achieve a partial or complete response to their next line of therapy, the median progression-free survival is 6 months or less and the median overall survival is 11 months or less (Figure 10).
Figure 10: The worldwide market for therapies approved for colorectal cancer is six billion dollars and growing. However, currently approved standard-of-care therapies in the 3L+ setting do not achieve meaningful response rates and provide limited survival benefit.

LYL273: Mechanism of Action
LYL273 is a GCC-targeted CAR T-cell therapy armed with enhancements including CD19 CAR expression and release of multiple cytokines in a controlled manner upon T-cell activation. Together, these enhancements were designed to increase CAR T-cell expansion, immune cell infiltration and cancer cell killing (Figure 11). GCC is a receptor that plays a key role in the regulation of intestinal electrolyte homeostasis. It is expressed on more than 95% of colorectal cancers and a majority of pancreatic adenocarcinomas. Its expression in healthy tissue is limited to the gastrointestinal tract, where it is sequestered by tight junctions from the circulation.

There are currently no CAR T-cell therapies approved to treat patients with solid tumors. LYL273 was specifically designed to overcome two key barriers that have previously prevented successful treatment of solid tumors with CAR T‑cell therapies. The first is lack of sufficient in vivo CAR T-cell expansion to allow for adequate tumor infiltration. The second is inhibition of antitumor activity such as tumor cell killing and cytokine production due to the hostile tumor immunosuppressive or “cold” tumor microenvironment. GCC is an excellent target because it is highly expressed in the vast majority of colorectal cancers and metastases and expressed at lower levels in normal gut tissue and generally inaccessible to the circulation. However, our approach is to arm CAR T-cell therapies with additional enhancements to increase the CAR T cell’s ability to kill cancer cells.
LYL273 is a single product consisting of a mixture of three key cell types: GCC CAR T cells, CD19 CAR T cells that release specific cytokines upon activation and doublet cells that have both GCC and CD19 CAR expression. Upon activation, these doublet cells are also engineered to release either interferon gamma (IFNγ), interleukin 12 (IL-12) or interleukin-6 (IL-6). The CD19 CAR expressing T cells engage B cells and jumpstart CAR T-cell activation and cell expansion upon infusion. As the CAR T cells infiltrate into the cancer, the cytokines enhance further cell expansion, remodel or “warm up” the suppressive tumor microenvironment and enhance immune cell infiltration and cancer cell killing. The level of cytokines is carefully regulated by specific vector design and usage during manufacturing. The Miltenyi CliniMACS PRODIGY® closed, automated manufacturing system is used to manufacture LYL273 and it is a standardized 7-day manufacturing process that is easily transferable and scalable.
A.    B.

C.

Figure 11: A. LYL273 is a GCC-targeted CAR T-cell product candidate armed with enhancements including CD19 and the controlled release of cytokines including IFNγ, IL-12 and IL-6. B. It is a single product enhanced with three key CAR T-cell types including GCC CAR T cells, CD19 CAR T cells that release cytokines upon activation and engagement of B cells. C. LYL273 is designed to enhance in vivo cell expansion and to remodel the tumor microenvironment to improve tumor infiltration and cancer cell killing.

LYL273: Clinical Development Strategy
LYL273 is under evaluation in an ongoing Phase 1 clinical trial to determine the recommended Phase 2 dose and regimen, and to determine the tolerability and pharmacokinetics of LYL273. The IND was filed and the trial initiated based upon 15 patients with refractory mCRC from an investigator-sponsored study in China published in JAMA Oncology, 2024. Patients were evaluated at either Dose Level 1 (1 x 106 CAR-positive cells/kg; N = 8) or Dose Level 2 (2 x 106 CAR‑positive cells/kg; N = 7). Across both dose levels, the overall response rate was 40% (6/15). The disease control rate was 73%. At Dose Level 2, the median overall survival was 25 months (95% confidence interval [CI] of 13.4 to 26.1) and the median progression-free survival was 6 months (95% CI, 3.0 to not applicable). No deaths occurred during the study period. Adverse events of interest included CRS (86%, Grade 1 or 2), ICANS (14%, Grade 4), diarrhea (57%, Grade 3, all resolved), leukopenia (57%, Grade 3). Prior to these data, ICT reported unpublished data in 20 patients at various doses with various manufacturing processes across multiple different centers in China. During the study treatment period, five deaths were reported at these trial sites. The trial was subsequently focused at one expert center with CAR T-cell therapy experience.
LYL273: Clinical Data
Response Rates
The U.S. Phase 1 clinical trial is ongoing at four centers in the United States, including the Dana Farber Cancer Institute, the University of California, San Francisco Comprehensive Cancer Center, the University of Colorado Cancer Center and the City of Hope Comprehensive Cancer Center. Patients with refractory mCRC treated with fluoropyrimidine-, oxaliplatin- and irinotecan-based chemotherapy, an anti-vascular endothelial growth factor therapy and anti-epidermal growth factor receptor therapy for RAS wild-type tumors and checkpoint inhibitor treatment for microsatellite-instability high or mismatch repair deficient tumors are eligible if they have one measurable lesion per Response Evaluation Criteria for Solid Tumors, version 1.1. Liver metastases are allowed, but limited to no more than seven lesions with the largest lesion less than 3 cm. The patient must be determined to have no surgical options with curative intent. A single dose of lymphodepleting chemotherapy consisting of cyclophosphamide, 300 mg/m2, and fludarabine, 30 mg/m2 is administered prior to CAR T-cell infusion.
Two dose levels have been evaluated as of the data cutoff date of October 28, 2025 and include Dose Level 1 at 1 x 106 CAR T cells/kg (N = 6 patients) and Dose Level 2 at 2 x 106 CAR T cells/kg (N = 6 patients). The patients enrolled had a median age of 49 (range, 39 to 57), had a median of 3 prior lines of therapy (range, 2 to 6), with 25% receiving prior treatment with LONSURF® and 100% receiving prior treatment with AVASTIN®. All patients were microsatellite stable and 33% had disease with RAS mutations.

The best overall response rate was 50% (6 of 12 patients) and the disease control rate was 83% across both dose levels. At Dose Level 2, the highest dose tested, the best overall response rate was 67%, including one patient with a pathological complete response, one patient with complete reduction in tumor volume of the target lesions (100% partial response) and two additional patients with confirmed partial responses (Figure 12). For patients treated at Dose Level 2, the disease control rate was 83%, and the median progression-free survival was 7.8 months.
Figure 12: In a U.S. Phase 1 clinical trial, the overall response rate was 50% (6 of 12 patients) and the disease control rate was 83% across both dose levels. At Dose Level 2, the highest dose tested, the overall response rate was 67%, including one patient with a pathological complete response, one patient with complete reduction in tumor volume of the target lesions (100% partial response) and two additional patients with confirmed partial responses. For patients treated at Dose Level 2, the disease control rate was 83%, and the median progression-free survival was 7.8 months.

Safety Data
In this trial, the incidence and severity of treatment-related adverse events were highest at Dose Level 2, where the most common adverse events were cytokine release syndrome in 83% (5/6) of patients (Grade 1, 67%; Grade 2, 17%) and diarrhea in 83% (5/6) of patients (Grade 1, 33%; Grade 2, 33%; Grade 3, 17%) as of the data cutoff date of October 28, 2025. The median duration of diarrhea was 11 days. Immune effector cell-associated neurotoxicity syndrome occurred in 33% (2/6) of patients (Grade 2, 17%; Grade 3, 17%) and resolved rapidly with treatment. One patient experienced a dose‑limiting toxicity at Dose Level 2, including Grade 3 diarrhea, Grade 4 enterocolitis and death from fungal sepsis 48 days post-infusion. No Grade 3 or higher diarrhea occurred in the last three patients treated since establishing an optimized management protocol for diarrhea, including prophylaxis with vedolizumab, infliximab and budesonide.
Pharmacokinetic Data
LYL273 is a single product candidate consisting of a mix of three key cell types including GCC CAR T cells, CD19 CAR T cells and GCC/CD19 doublet CAR T cells. A consistent cell expansion profile was observed across patients, as exemplified by the cell expansion data from Patient 11 who achieved a 100% partial response (Figure 13). All three cell types expanded, with the high level of expansion observed in the doublet cell population which accounted for more than 80% of all GCC CAR-expressing T cells at peak. After 21 days, the steadily expanded GCC CAR T cells made up the majority CAR T cells in peripheral blood.

Figure 13: LYL273 cell expansion data from Patient 11 in the U.S. Phase 1 clinical trial. The plot shows the proportion of T cells in the peripheral blood of each of the three key cell types comprising LYL273.

Our Nonclinical Programs
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
We continue to invest in earlier stage cell therapy research and development utilizing our proprietary technologies. We are advancing a fully-armed solid tumor CAR T-cell product candidate with an undisclosed target, with the CAR T cells enhanced by multiple technologies, each designed to address different barriers to effective cell therapies, including T‑cell exhaustion, lack of durable stemness, as well as immune suppression within the hostile tumor microenvironment.
Our T-cell Enhancement and Manufacturing Technologies
For our solid tumor nonclinical pipeline, we are targeting large markets with substantial unmet medical need. We carefully evaluate and select CAR targets to ensure that binding to normal tissues is limited and manageable for safety. Selecting an appropriate antigen target and designing a potent CAR construct, however, are necessary but insufficient for achieving durable clinical responses in most solid tumors. Based on nonclinical evidence and clinical data, we believe there are multiple mechanisms limiting the efficacy and durability of cell therapy for solid tumors. T cells require three different types of signals for optimal immune activation:
•Signal 1: Antigen-specific recognition + CD3ζ (zeta) chain
•Signal 2: Co-stimulation such as with CD28 or 4-1BB to augment Signal 1
•Signal 3: Cytokine signaling
Our aim in designing a fully-armed CAR T-cell candidate is to optimize each signaling pathway with one or more enhancements from our suite of novel technologies to optimize CAR T-cell activation and function. Our next-generation CAR T-cell product candidates are fully-armed, meaning they incorporate multiple technologies, each designed to address different efficacy barriers to cell therapies for solid tumors, including T‑cell exhaustion, lack of durable stemness and insufficient cell expansion, as well as immune suppression within the hostile tumor microenvironment. Our technologies and manufacturing approaches, designed to enhance CAR T-cell function so they can achieve potent and durable cancer cell killing, are summarized in Table 2.

Table 2: Lyell CAR T-Cell Enhancements Designed to Augment the Potency and Durability of our CAR T-Cell Product Candidates.
Lynn, R. et al., Nature, 2019; Chen, J. et al., Nature, 2019; Cheung A. et al., Nature Biotechnology 2018; Li A. et al., Scientific Reports 2024; Arcangeli et al., JCI 2022, Sommermeyer et al., Leukemia 2016, Chen et al., Cancer Discovery 2021, Aldoss et al., Clin Cancer Res 2023. AP-1, activator protein-1; CAR, chimeric antigen-receptor; NR4A3, nuclear receptor 4A3; TGF-β, transforming growth factor beta, TME, tumor microenvironment.
Two of our technologies, c-Jun overexpression and our Epi-R manufacturing protocol, have been clinically validated in a Phase 1 trial in patients with triple-negative breast cancer, and we are advancing an additional anti‑exhaustion technology, knockout of NR4A3 by gene editing, that has demonstrated even more potent antitumor functionality in nonclinical models. More recently, we have explored new strategies to express novel chimeric proteins to improve CAR T-cell killing in the hostile tumor microenvironment.
c-Jun Overexpression
Overexpression of c-Jun is based on the work of our co-founder, Crystal Mackall, M.D., the Ernest and Amelia Gallo Family Professor of Pediatrics and Medicine at Stanford University (Stanford) and Founding Director of the Stanford Center for Cancer Cell Therapy. Dr. Mackall discovered that exhausted T cells have an imbalance in the AP‑1 family of transcription factors, and that correcting for this imbalance by overexpression of c-Jun enables T cells to resist exhaustion, infiltrate solid tumors, and maintain their functionality and potency. This work was fully described in a Nature publication in 2019. Overexpression of c-Jun was recently validated in a Phase 1 clinical trial where a ROR1-targeted CAR T-cell product overexpressing c-Jun demonstrated clinical responses, improved pharmacokinetics, less CAR T-cell exhaustion and CAR T-cell tumor infiltration on histologic examination of on-study tumor biopsies. These data demonstrated improvement over the clinical data from a prior trial conducted at the Fred Hutchinson Cancer Center (Fred Hutch) of a similar ROR-1 CAR T-cell product, but without c-Jun overexpression, in a similar patient population where no responses were observed after a single CAR T-cell treatment and high levels of CAR T-cell exhaustion occurred rapidly.
NR4A3 Gene Knockout
NR4A3 gene knockout builds on the approach of reprogramming the AP-1 transcription factor pathway to delay exhaustion and improve antitumor function. We and others have previously observed that the NR4A family of transcription factors is upregulated in exhausted T cells and may contribute to T‑cell exhaustion, in part by restricting the activity of AP-1. We hypothesize that disruption of NR4A3 expression, along with c-Jun overexpression, may further unleash the potential for maximal c-Jun activity and endow greater functional resistance to exhaustion. Our nonclinical data suggest the combination of these two technologies, NR4A3 gene knockout and c-Jun overexpression, can act in a complementary fashion and may have the potential to further improve the potency and durability of our CAR therapy.
Epi-R Manufacturing Protocol
Epi‑R is our proprietary ex vivo manufacturing protocol that is designed to generate populations of stemlike T cells with reduced exhaustion and improved proliferation and antitumor activity. T cells with properties of durable stemness have an increased ability to self-renew and persist to drive durable tumor cytotoxicity. We developed this technology based upon the science conducted at the National Cancer Institute, where it was demonstrated that products with more and functional T cells can be achieved by altering the metabolic state of the cells during expansion.

CD62L-Positive Enrichment
Our lead product candidate, ronde-cel, is manufactured with a process that enriches for CD62L-positive cells. This manufacturing process is designed to generate CAR T cells with enhanced antitumor activity that we believe could result in both higher complete response rates and more durable responses. Naïve T cells are CD62L-positive mature T lymphocytes that have differentiated in the bone marrow and undergone central tolerance selection in the thymus, but have not interacted with their antigen. CAR T cells generated from these CD62L-positive less differentiated T cells have been associated with better cell expansion, improved persistence, reduced exhaustion, and lower cytokine production compared to CAR T cells generated from traditional processes. The enrichment of CD62L-positive T cells does not increase the manufacturing time, which is similar to that of the approved CD19 CAR T-cell therapies.
Dual CAR Expression
Our clinical candidates are designed to target more than a single antigen. Ronde-cel expresses a tandem “OR” gated CAR to target both CD19 and CD20 that are expressed on B-cell lymphoma. This approach was designed to improve the complete response rate, as well as durability of response for patients with aggressive lymphoma. LYL273 is composed of several key CAR T-cell populations, including a novel doublet CAR T-cell population that expresses both GCC-targeted and CD19-targeted CARs. Upon infusion, expression of the CD19 CAR enables B-cell engagement that jumpstarts doublet CAR T-cell activation, cytokine release and cell expansion. Improved expansion may facilitate tumor infiltration and cancer cell killing.
Undisclosed New Technologies
In the solid tumor setting, CAR T cells need to overcome the suppressive tumor microenvironment to optimally kill cancer cells. We believe two key approaches to achieve this are to provide resistance to inhibitory signals such as TGF–β, and to enable locally-released supportive cytokine signaling to enhance the antitumor functionality of the CAR T cells. Our nonclinical research activities explore stacking our proprietary anti-exhaustion technologies with these additional approaches via the expression of novel chimeric proteins and vector design to generate fully-armed CAR T-cell product candidates.
Our Manufacturing Capabilities
We believe it is critically important to control and continuously monitor all aspects of the cell therapy manufacturing process to mitigate risks, including challenges in managing production, supply chain, patient material chain of custody and quality control. As we developed our technologies, we made a strategic decision to invest in building our own manufacturing facility to control our supply chain, maximize efficiencies in cell product production time, optimize cost and quality, protect proprietary aspects of our reprogramming technologies, and have the ability to rapidly incorporate advancements and new innovations. We view our manufacturing team and capabilities as a significant competitive advantage.
Our LyFE Manufacturing Center™ located in Bothell, Washington is approximately 73,000 square feet and is comprised of manufacturing suites, laboratories and offices. LyFE is manufacturing ronde-cel for the pivotal PiNACLE and PiNACLE-H2H trials and the ongoing Phase 1/2 clinical trial for patients with R/R LBCL and, upon successful transition of manufacturing from ICT, is expected to manufacture LYL273 for the ongoing U.S. Phase 1 clinical trial for patients with advanced mCRC. At full staffing and capacity, we expect to be able to manufacture more than 1,200 patient CAR T‑cell products/year and support our clinical development needs for ronde-cel, LYL273 and other pipeline programs, as well as early commercial launch of ronde-cel and LYL273, if approved. LyFE was commissioned and designed to be in compliance with U.S. and European Union (EU) current Good Manufacturing Practices (cGMP) standards and has a flexible and modular design enabling T-cell therapies and cGMP viral vector production to control and de-risk the manufacturing sequence and timing of the major components of our supply chain. Owning our own facility has enabled seamless collaboration across research, process development and manufacturing for high-quality reproducibility at manufacturing scale.
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
If approved, ronde-cel will need to compete against other products approved in the 2L and 3L+ settings in our approved indications, including approved CD19 CAR T‑cell therapies, monoclonal antibodies targeting CD19, antibody‑drug conjugates, bispecific antibodies and selective inhibitors of exportin 1.
If approved, LYL273 will need to compete against other products approved in the 3L+ setting in our approved indications such as mCRC, including any approved kinase inhibitors, antibody-drug conjugates, cytotoxic chemotherapies and immunotherapies.
We are also aware of a number of companies using autologous or allogeneic CAR T-cell therapy approaches to treat hematologic malignancies and solid tumors.
Some of the companies developing competitive products have substantially greater financial and other resources than we have, such as larger research and development staff and well-established marketing and sales forces, or operate in jurisdictions where we do not have staffing or resources.
CAR T‑cell therapies for the treatment of hematologic malignancies and solid tumors are being developed by a number of companies, including but not limited to Agenus Inc., Akeso, Inc., Arcellx, Inc., Allogene Therapeutics, Inc., Arsenal Biosciences, Inc., AstraZeneca plc, Autolus Therapeutics plc, Bristol Myers Squibb Co., Caribou Biosciences, Inc., Gilead Sciences Inc., Immunocore Holdings plc, Johnson & Johnson, Nanjing Legend Biotech, Novartis AG, Pfizer Inc., Poseida/F. Hoffmann-La Roche AG and Summit Therapeutics Inc. We are also aware that other companies are developing therapies in modalities such as bispecific antibodies for B-cell lymphomas, including AstraZeneca, F. Hoffmann-La Roche AG and Amgen Inc. New treatments for colorectal cancer that may change the therapeutic landscape, including bispecific antibodies like PD-1/VEGF or PD-1/CTLA-4 bispecifics, are being developed by companies such as Summit Therapeutics, AbbVie, Akeso, Agenus, and Pfizer. CytomX has moved beyond dose escalation in a Phase 1 trial for a novel masked, conditionally activated antibody-drug conjugate directed against epithelial cell adhesion molecule under evaluation in patients with colorectal cancer.
Among companies developing CAR T-cell therapies for hematologic malignancies and solid tumors, we believe we are substantially differentiated by our technologies, manufacturing protocols, capabilities, knowledge, experience, scientific personnel and robust intellectual property portfolio. We believe there are many factors affecting the success of any of our product candidates, including efficacy, safety, accessibility, price and scale and cost of manufacturing.
License and Collaboration Agreements
UCLA License Agreement
As a result of our October 2024 acquisition of ImmPACT, we acquired rights and assumed obligations under a license agreement with the Regents of the University of California, acting through The Technology Development Group of UCLA, dated February 18, 2021, as amended (the UCLA License Agreement). Pursuant to the UCLA License Agreement, UCLA granted us (i) an exclusive, royalty‑bearing license, with the right to sublicense through a specified number of tiers, under certain patent rights owned by UCLA and certain patent rights co‑owned by UCLA and the Seattle Children’s Hospital doing business as the Seattle Children’s Research Institute (SCRI) and (ii) a non‑exclusive, royalty‑bearing license, with the right to sublicense through a specified number of tiers, under related technical information, in each case related to our CD19/CD20 program, for the development, use and sale of products or services associated with certain inventions made in the course of research by UCLA and SCRI in all fields of use. In accordance with the Patent and Trademark Law Amendments Act (the Bayh‑Dole Act), UCLA granted the U.S. federal government a non‑exclusive, non‑transferable, irrevocable, paid‑up license to the licensed patents.
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
The UCLA License Agreement will expire, on a product-by-product and country-by-country basis, on the later of (a) the expiration of the last to expire valid claim of the patent rights covering such product in such country and (b) ten (10) years after the date of the first commercial sale of such product in such country. UCLA has the right to terminate the agreement in the event of our uncured material breach, subject to a specified notice and cure period, or upon certain insolvency events. We may terminate the agreement for convenience, subject to a specified notice period.
ICT License Agreement
On November 6, 2025, we entered into an Exclusive License Agreement with ICT for the development and commercialization of LYL273, a novel GCC-targeted CAR T-cell product candidate for the treatment of mCRC and other GCC-expressing cancers (the ICT License Agreement). Pursuant to the terms of the ICT License Agreement, we received exclusive global rights, outside of mainland China, Hong Kong, Macau and Taiwan, to research, develop, manufacture, commercialize and otherwise exploit certain product candidates and products, including LYL273, worldwide in exchange for an upfront payment of $40 million in cash and the issuance of 1.9 million shares of our common stock. In addition, ICT is eligible to receive additional cash and equity payments of (i) a potential $30 million clinical milestone payment, up to $115 million upon the achievement of certain late-stage regulatory milestones and up to $675 million in commercial sales milestones; (ii) up to an additional 1.85 million shares of our common stock based on the achievement of certain clinical and regulatory milestones; and (iii) tiered royalties ranging from mid-single-digits up to 10% on annual net sales in the United States and low- to mid-single-digit royalties on annual net sales in other countries within the licensed territory.
The ICT License Agreement includes customary representations, warranties and covenants, including, but not limited to, covenants by us and ICT to conduct the research, development, manufacture, commercialization and other exploitation of the product candidates and products, and their other obligations under the ICT License Agreement, in compliance with the terms of the ICT License Agreement and all other applicable laws and marketing approvals.
The ICT License Agreement may be terminated, among other circumstances, (i) by either party for uncured material breach, (ii) by either party due to the insolvency of the other party, (iii) by us for safety or regulatory reasons or (iv) by us on a product-by-product and country-by-country basis in our sole discretion after providing certain notice.
The ICT License Agreement (and any right or obligation thereunder) may not be assigned without the prior written consent of the other party, except to an affiliate or third party that acquires the business of the assigning party by way of a merger or sale of assets.
Intellectual Property
We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from our collaborators or other third parties. We seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continuing innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of cell and gene therapy. We additionally plan to rely on data exclusivity, market exclusivity and patent‑term extensions, when available, and, as appropriate, have sought and in the future may seek again and rely on regulatory protection afforded through Orphan Drug designations. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including our patents; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

We have in-licensed and procured, and filed for numerous patent applications, which include claims directed to compositions, methods of use, processes, dosing and formulations, and possess substantial know-how and trade secrets relating to the development and commercialization of our cell engineering technology platforms and related product candidates, including related manufacturing processes and protocols. Our intellectual property strategy is designed to provide multi-layered protection covering our product candidates, including ronde-cel, LYL273 and our next-generation solid tumor programs, as well as our various platform technologies and manufacturing protocols, including but not limited to c‑Jun, NR4A3, CD62L-positive cell enrichment, tumor restricted IL-12 variants and Epi‑R. For all patent applications, we determine claiming strategy on a case-by-case basis. We may file patent applications containing claims for protection of all useful applications of our proprietary technology platforms and any products, as well as new applications and/or uses we discover for existing technology platforms and products. We continuously reassess the number and type of patent applications, as well as the pending and issued patent claims, to ensure that maximum coverage and value are obtained for our processes and compositions. Further, claims may be modified during patent prosecution to meet our intellectual property and business needs. Notwithstanding these efforts, we cannot be sure that any patents will be granted with respect to any patent application we have licensed or filed or may license or file in the future, and we cannot be sure that any patents we have licensed or patents that may be licensed or granted to us in the future will not be challenged, invalidated or circumvented or that such patents will be commercially useful in protecting our technologies.
As of December 31, 2025, our patent portfolio consists of at least 45 issued patents and 150 pending patent applications that we either own or have licensed. Our portfolio covers our product candidates, including ronde-cel, LYL273 and our next-generation solid tumor programs, as well as various aspects of our technologies and manufacturing protocols, including but not limited to c-Jun, NR4A3, CD62L-positive cell enrichment, tumor restricted IL-12 variants and Epi‑R. The patents and patent applications in our portfolio are held primarily in the United States, Europe, Canada, Japan and Australia. For information related to our in-licensed intellectual property, see the subsection titled under “—License and Collaboration Agreements.”
Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest nonprovisional filing date. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office (USPTO) in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. In addition, in certain instances, the patent term of a U.S. patent that covers an FDA‑approved drug may also be eligible for extension to recapture a portion of the term effectively lost as a result of clinical trials and the FDA regulatory review period. Such an extension is referred to as patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. However, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest nonprovisional filing date. The actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
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
Sales and Marketing
Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We intend to either build a commercial infrastructure to support sales of any approved products or outsource some or all of this function to third parties. We intend to evaluate opportunities to work with partners that enhance our capabilities with respect to the development and commercialization of ronde-cel, LYL273, and any other product candidates we may develop. In addition, we intend to commercialize our product candidates, if approved, in key markets either alone or with partners to maximize the worldwide commercial potential of our programs for ronde‑cel and LYL273.
Government Regulation
The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing. We, along with our third-party contractors, will be required to navigate the various nonclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct trials or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.
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
•submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
•approval by an Institutional Review Board (IRB) or ethics committee at each clinical site before the trial is commenced;
•performance of adequate and well-controlled human clinical trials according to the FDA’s regulations (commonly referred to as GCPs) and any additional requirements for the protection of human research subjects and their health information to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
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
An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND, therefore, may or may not result in FDA authorization to begin a clinical trial. A clinical hold can additionally be imposed by the FDA at any time during the conduct of a clinical trial under an IND.
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
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the trial until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a Data Safety Monitoring Committee, which provides authorization for whether or not a trial may move forward at designated checkpoints based on access to certain data from the trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.
In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product in the intended therapeutic indication, particularly for long‑term safety follow-up. These so-called Phase 4 trials may also be made a condition to approval of the BLA.
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
BLA Submission and Review by the FDA
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from nonclinical and clinical trials, including negative or ambiguous results, as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including trials initiated by independent investigators. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.
Within 60 days following submission of the application, the FDA reviews a BLA to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within 10 months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent, and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may also convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it may consider such recommendations carefully when making decisions.
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
After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL describes all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor the safety or efficacy of a product.
If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (REMS), to ensure the benefits of the product outweigh its risks, or otherwise limit the scope of any approval. A REMS is a safety strategy implemented to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-marketing trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing trials.
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
Regenerative Medicine Advanced Therapy (RMAT) designation is intended to facilitate an efficient development program for, and expedite review of, any drug or biologic that meets the following criteria: (i) the drug or biologic qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) the drug or biologic is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the drug or biologic has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides all the benefits of Breakthrough Therapy Designation, including more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and Priority Review. Product candidates granted RMAT designation may also be eligible for Accelerated Approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of clinical trial sites, including through expansion of trials to additional sites. RMAT-designated products that receive Accelerated Approval may, as appropriate, fulfill their post-approval requirements through submission of clinical evidence, clinical trials, patient registries or other sources of real-world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of such therapy. Fast Track, Breakthrough Therapy Designation, Priority Review, Accelerated Approval and RMAT designation do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
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
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post‑marketing studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things: restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls; fines, warning letters or untitled letters; clinical holds on clinical trials; refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals; product seizure or detention, or refusal to permit the import or export of products; consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs; mandated modification of promotional materials and labeling and the issuance of corrective information; the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or injunctions or the imposition of civil or criminal penalties.
The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits or civil or criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe, in their independent medical judgment, that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict sponsors’ communications on the subject of off-label use of their products.
Biosimilars and Reference Product Exclusivity
The Biologics Price Competition and Innovation Act (BPCIA) created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.
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
A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study. The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact and implementation of the BPCIA is subject to significant uncertainty.
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
Applications for marketing approval in the EU and other countries must also follow detailed laws and procedures that vary from those in the US.
Moreover, in countries outside of the U.S., including the EU and countries in Eastern Europe, Latin America or Asia, the requirements governing product licensing, pricing and reimbursement vary from country to country.
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Other Laws
Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, the U.S. Foreign Corrupt Practices Act of 1977 (FCPA), federal and state anti-kickback, fraud and abuse, false claims, data privacy and security, price reporting and physician and other health care provider transparency laws and regulations
The FCPA prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.
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
The federal False Claims Act (FCA) prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government.
The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) (as amended, HIPAA), also created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
Additionally, the federal Physician Payments Sunshine Act, and its implementing regulations, require that certain manufacturers of commercial drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners) and teaching hospitals and certain ownership and investment interests held by these physicians and their immediate family members.
We may also be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA imposes requirements on covered entities, including certain healthcare providers, health plans, healthcare clearinghouses and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information.
We may also be subject to foreign and state law equivalents of each of the federal laws described above, such as anti-kickback and false claims laws which may apply to items or services reimbursed by state health insurance programs or any third-party payor, including commercial insurers. Further, in order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, track and report gifts, compensation and other remuneration made to physicians and other healthcare providers, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.
If our operations are found to be in violation of any of the healthcare laws described above or any other federal, state or foreign laws or governmental regulations that apply to us, we may be subject to significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, integrity oversight and reporting obligations or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
Healthcare Reform
In the United States, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and continues to impact the pharmaceutical industry.
There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. On July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is possible that the ACA will be subject to additional challenges in the future.
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
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. Recent actions include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process.
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
Other Data Privacy and Security Laws
In the ordinary course of our business, we process or receive personal or sensitive data. We are, or may become, subject to numerous data privacy and security obligations, including federal, state, local and foreign laws, regulations, guidance and industry standards related to data privacy and security in the jurisdictions in which we are established or in which we sell or market any approved products or run clinical trials. Such laws may include those from, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, CCPA), the EU’s General Data Protection Regulation 2016/679 (EU GDPR), the EU GDPR as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (UK GDPR) and the ePrivacy Directive. Several states within the United States have also enacted or proposed comprehensive data privacy and security laws. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws, which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.
The CCPA, CPRA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’ collecting, using and disclosing personal data and to honor certain requests from California residents related to their personal data. Also, the CCPA provides for civil penalties and a private right of action for data breaches that may include an award of statutory damages.
Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the European Economic Area (EEA) and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR; 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of the annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
See the section titled “Risks Related to Our Business and Industry” for additional information about the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.
Employees and Human Capital Management
Our Mission
We are a late-stage clinical cell therapy company advancing a pipeline of proprietary next-generation autologous CAR T-cell product candidates for patients with cancer. Our goal is to fully realize the curative potential of cell therapy for patients with hematologic malignancies and solid tumors. We strive to create an environment where everyone can do their best work, be themselves, and thrive personally and professionally. Our culture is grounded by innovative science and a passion to identify and deliver better therapies for patients. The needs of patients drive our sense of urgency to achieve our important mission.
Our Values
We believe success comes when we align our core values with our mission; this gives us focus and direction in how we do our work. Our core values are:
•Science: We value evidence over opinion and we focus and execute on the critical efforts that matter most.
•Courage: We challenge the status quo – we are bold and willing to think and act differently.
•Respect: We operate with positive intent and seek to understand and communicate directly, transparently and honestly.

•Collaboration: We work together to create value, working across teams to solve our most challenging problems to continually improve and learn.
Our values are further defined as specific ways of working that are embedded in our performance management processes. Our ways of working, or the Lyell Behaviors, exemplify our values as well as principles of patient-centricity, innovation and inclusion. High performers at Lyell not only achieve their goals, but consistently and effectively demonstrate the Lyell Behaviors.
Our Employees
Our people drive our mission. We compete in the highly competitive biotechnology industry; attracting, retaining and developing a diverse group of talented employees is crucial to our strategy and we believe is a competitive advantage. What sets Lyell apart from our peers is the breadth of work we do; from discovery research to drug development and manufacturing, we are a high-performing team across our many functions. Lyell provides the opportunity to see first-hand how cell therapy is brought to life and gives employees opportunities to engage and make meaningful contributions. The labor market continues to reflect a limited pool of skilled individuals with substantial experience discovering, developing and manufacturing cell therapy medicines. As we plan for commercialization, this level of competition will continue to be a challenge, and we will continue to compete for talent against businesses that are much larger and more heavily resourced.
Considering these challenges, our culture is central to our strategy to retain and engage our employees made real by the work of employees and leaders. Grounded in our values and behaviors, we foster a collaborative community across our three locations. Employee-led initiatives, anchored by employees from various levels at each of our sites and sponsored by our Executive Leaders, celebrate individuals and diverse perspectives through monthly activities and recognition events. We rally as one team to support local organizations in the San Francisco Bay Area and Seattle Region as part of April Volunteer Month, as well as with our support to Blood Cancer United’s Light the Night event in San Francisco and Seattle.
Leaders at Lyell recognize the important role they play in attracting, retaining and engaging our people. To that end, leaders are guided by our Talent Philosophy. Five components make up our Talent Philosophy:
•Performance is a constant focus of our organization; we set stretch goals and strive for exceptional outcomes that bring our innovative treatments to patients and differentiate to recognize high performance
•Behaviors translate our values into action. We demonstrate these behaviors as they lead to high performance and foster a workplace where each of us can do our best work
•Development is a mindset that means all employees can build their skills and increase their capabilities; leaders guide development of their team members
•Transparency is ensured by our leaders so that individuals understand what is expected of them and know where they stand throughout the year
•Accountability is key to ensuring Lyellites are proud of their work and take ownership; leaders are accountable to their people and have a priority to develop and grow their team members
Our Talent Philosophy is a blueprint for leadership. Leaders take seriously the role they play in creating a place where employees feel valued and engaged. Our people management processes place emphasis on establishing clear expectations, providing routine, ongoing feedback and creating opportunities to learn and develop in the current role, as well as in preparation for progression within the company.
As of December 31, 2025, we had 161 employees, over 80% of whom were engaged in research and development activities, technical operations and process sciences. Our employees are highly skilled, and many hold advanced degrees. Many of our employees have experience with the development of cell therapies. Most of our employees are located in California and Washington, with all employees based in the United States. None of our employees are subject to a collective bargaining agreement nor represented by labor unions. We value our relationship with our employees and evaluate this as good given our Great Place to Work certification in 2024 where 81% of employees participated. To track our progress, we conducted a 2025 pulse survey using Great Place to Work questions. Seventy-one percent of our staff participated, and 86% responded that Lyell is a great place to work.
Developing our employees is a central component of our Talent Philosophy. All employees have the opportunity for development and advancement. Starting with annual expectations, each employee has a development goal; this is one area of growth that will help the individual perform more effectively in their current role. Training, coaching, routine feedback, and a systematic approach to employee advancement are key components of our talent strategy. We hold talent discussions regularly, which include leaders discussing development aspirations of staff and aligning with talent plans in the Spring, identifying talent for promotion through our twice-yearly promotional review process and culminating in year-

end performance calibration to ensure we pay for performance. Our talent is managed on a foundation of clear expectations, ongoing feedback and development.
Since inception, voluntary employee turnover at Lyell has remained consistently below average compared to the U.S. life sciences industry generally, as well as for life sciences companies located in Northern California and the Pacific Northwest. To retain and attract talent, we continually assess employee turnover, effectiveness of recruitment initiatives, compensation and benefits programs, health and safety practices, inclusion and other matters relevant to human capital management. These outcomes and updates are routinely reviewed with our executive leaders and board of directors.
Our Compensation and Benefits
Given the highly competitive nature of our industry and the importance of recruitment and retention to our success, we strive to provide our employees with what we believe is a competitive and comprehensive total rewards package of compensation, benefits and services. This package includes competitive market pay, healthcare benefits for employees and family members, flexible spending accounts, health savings accounts, paid time off benefits, family leave, flexible work schedules, flexible work locations, 401(k) matching, an employee assistance program and a wellness program. In addition, we offer employees the benefit of equity ownership in the company through stock option grants and/or restricted stock units. Our employees are also eligible to participate in an employee stock purchase plan, which offers the opportunity to purchase our common stock at a discount of 15%.
Our Commitment to Inclusion
We strongly believe in a workplace where all employees can thrive. This means an environment free from discrimination, harassment, bias and prejudice. We intend to treat all individuals with respect and dignity and to provide each employee with equal opportunity and fair treatment. By embracing inclusion, we offer an organization committed to collaboration and innovation consistent with our values and in support of accomplishing our mission. Not only is a diverse, equitable and inclusive mindset and culture critical to an engaged and committed workplace, but it is also imperative to understanding and meeting the needs of the patients we seek to help with our medicines.
Our compensation practices are reviewed regularly for fairness and consistency. Ranges of compensation and other components of total compensation are based on benchmark data refreshed annually using externally validated information from peer companies. Within this context, our practices drive pay decisions that position employees equitably within a market-competitive range, taking into consideration factors such as role, market data for similar roles in related industry, internal equity, job location, relevant experience and individual performance. Ongoing pay progression is guided by our compensation philosophy; we recognize differentiation in rewards, where our highest performing employees receive the highest rewards. At the same time, we monitor for pay equity; we have a review process that is formally conducted annually, as well as ad-hoc as requested for review. If we identify employees with unjustified pay gaps that do not align with our pay philosophy, we review and take appropriate action to ensure fidelity between our stated philosophy and actions.
Available Information
We were incorporated in June 2018 under the laws of the state of Delaware. Our website address is www.lyell.com. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. The Securities and Exchange Commission (SEC) maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q, Forms 8‑K and amendments to those reports may also be obtained, free of charge, electronically on the investor relations page on our website located at ir.lyell.com as soon as reasonably practical after we file such material with, or furnish it to, the SEC.
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
•advance our other research and development efforts;
•acquire and license technology or technologies;
•attract, hire and retain qualified personnel;
•seek regulatory approval of our current and future product candidates;
•expand our manufacturing and process development capabilities;
•expand our operational, financial and management systems and compliance programs;
•prepare for future commercialization activities, including marketing, sales and distribution for any of our product candidates for which we receive marketing approval;
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
We have limited resources and we expect to need to expend substantial resources for the foreseeable future to advance and expand our research pipeline, conduct nonclinical studies and pursue clinical development and manufacturing of our product candidates. We also expect to continue to expend resources for the development of our technologies. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, acquiring or licensing new technologies and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. We will also need to make significant expenditures to expand our medical affairs organization for medical education and develop a commercial organization capable of sales, marketing and distribution for products, if any, that we intend to sell ourselves in the markets in which we choose to commercialize. In addition, we may be required to make success payments and other contingent consideration payments under our license, collaboration and other agreements. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the discovery, development and commercialization of our existing and potential product candidates, and other unanticipated costs may arise. Our current resources may be insufficient to support or complete the discovery, development and commercialization of our existing and potential product candidates.
As a result of expense timing, as well as diligent expense management, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs into the second quarter of 2027. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital to complete clinical development of any of our current programs.
We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all, and our ability to raise additional capital may be adversely impacted by potentially unfavorable global economic conditions or conditions in the biopharmaceutical industry, including disruptions to, or volatility in, the credit and financial markets in the United States and worldwide, actual or perceived changes in interest rates and economic inflation, the current or anticipated impact of geopolitical instability and otherwise. In February 2024, we entered into a sales agreement with Cowen and Company, LLC (Cowen), acting as our sales agent (the Sales Agreement), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at‑the‑market equity offerings. Neither we nor Cowen are obligated to sell any shares and, as of December 31, 2025, we had not made any sales under the Sales Agreement. In July 2025, we entered into a Securities Purchase Agreement (the SPA) with certain investors pursuant to which we sold and issued shares of our common stock for gross proceeds of approximately $100.0 million in two equal closings in July 2025 and March 2026. If adequate funds are not available to us on a timely basis, including pursuant to the Sales Agreement, we may be required to delay, limit, reduce or terminate nonclinical studies, clinical trials or other development activities for our product candidates or delay, limit, reduce or terminate our establishment of sales, marketing and distribution capabilities or other activities that may be necessary to commercialize our product candidates.
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
We operate in a rapidly evolving field and, having commenced operations in June 2018, have a limited operating history, which makes it difficult to evaluate our business and prospects. Our primary activities to date have included conducting research and development, regulatory submissions and other preparations to initiate and execute clinical trials, executing clinical trials, enabling and executing manufacturing activities in support of our product candidate development efforts, acquiring technology, entering into strategic collaboration and license agreements, organizing and staffing the company, business planning, establishing and maintaining our intellectual property portfolio, raising capital and providing general and administrative support for these activities. Any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market.
In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. If successful, we will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, any of our quarterly or annual periods’ results are not indicative of future operating performance.
Our milestone, royalty and success payment obligations may result in dilution to our stockholders or may reduce the availability of our cash resources to satisfy the payment obligations, which could cause our operating results and financial condition to fluctuate significantly from quarter to quarter and year to year and may reduce the usefulness of our GAAP consolidated financial statements.
In connection with the Agreement and Plan of Merger, dated as of October 24, 2024, by and among Lyell, ImmPACT, Inspire Merger Sub Inc. and WT Representative LLC, solely in its capacity as the Representative (the Merger Agreement), we have assumed ImmPACT’s rights and obligations under the UCLA License Agreement, pursuant to which we are obligated to pay a nominal, tiered annual license maintenance fee, one-time milestone payments for each commercialized licensed product and a tiered royalty on worldwide annual net sales of commercialized licensed products. For information related to our milestone and royalty obligations, see Note 3, Acquisitions, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K.
In addition, in connection with the ICT License Agreement, ICT is eligible to receive additional cash and equity payments of (i) a potential $30 million clinical milestone payment, up to $115 million upon the achievement of certain late-stage regulatory milestones and up to $675 million in commercial sales milestones; (ii) up to an additional 1.85 million shares of our common stock based on the achievement of certain clinical and regulatory milestones; and (iii) tiered royalties ranging from mid-single digits up to 10% on annual net sales in the United States and low to mid-single‑digit royalties on annual net sales in other countries within the licensed territory.
We also agreed to make success payments payable in cash or publicly-tradeable shares of our common stock at our discretion pursuant to our success payment agreements with Stanford, pursuant to which we may be required to make success payments based on increases in the per share fair value of our common stock on each contractually prescribed measurement date. Our success payment obligations are recorded as liabilities on our consolidated balance sheets. Under U.S. generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end and changes in the estimated fair value are accreted to research and development expense over the service period of the collaboration agreement. Once the requisite service obligation to earn the potential success payment consideration is met under our continued collaboration agreements, the change in the success payment liabilities fair value is recognized in other income or expense, net. For example, in September 2024, Stanford had provided the requisite service obligation to earn the potential success payment consideration under the continued collaboration; accordingly in future periods, the change in the success payments liability fair value is recognized in other income or expense, net. We may have additional obligations owed to third parties in the form of cash or equity. Factors that may lead to increases or decreases in the estimated fair value of our success payment liabilities include, among others, changes in the value of the common stock, changes in volatility and changes in the risk-free rate. For information related to our success payment obligations, see Note 4, License, Collaboration and Success Payment Agreements, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K.
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
We currently have two product candidates in clinical development. Our lead product candidate, ronde-cel, is under evaluation in the pivotal PiNACLE trial in the 3L+ setting and in a Phase 1/2 clinical trial in the 2L setting. A second pivotal trial, PiNACLE-H2H, which is a Phase 3 head-to-head CAR T‑cell therapy randomized controlled trial of ronde-cel for LBCL in the 2L setting, had its first patient dosed in February 2026. LYL273, a novel GCC-targeted CAR T-cell product candidate, is under evaluation in a U.S. Phase 1 dose-escalation, dose-expansion clinical trial in patients with refractory mCRC. We have not yet demonstrated our ability to successfully complete any clinical trials (including any pivotal clinical trials), obtain regulatory approvals, manufacture a commercial‑scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization, and we have previously discontinued clinical development for other programs. We have invested substantial resources in developing our technologies and our product candidates, conducting nonclinical studies, commencing and conducting clinical trials and building our manufacturing facilities and capabilities, each of which will be required prior to any regulatory approval and commercialization. Our ability to generate revenue from product sales, which we do not expect will occur for a few years, if ever, will depend heavily on the successful research and development and eventual commercialization of one or more product candidates in profitable indications and markets. The success of our efforts to identify, develop, manufacture and commercialize product candidates will depend on many factors, including the following:
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
•the prevalence and severity of adverse events experienced with our product candidates;
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
•maintaining compliance with regulatory requirements, including the U.S and EU cGMP requirements;
•maintaining a continued acceptable benefit/risk profile of our products following approval, if approved by applicable regulatory authorities; and
•maintaining and growing an organization of scientists and functional experts who can develop and commercialize our products and technology.
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which could harm our business. If we do not receive marketing approvals for any product candidate we develop, we may not be able to continue our operations.
Our product candidates and technologies are based on novel technologies that are unproven and may not result in approvable or marketable products, which expose us to unforeseen risks and make it difficult for us to predict the time and cost of product development and potential for regulatory approval, and we may not be successful in our efforts to use and expand our technologies to develop any product candidate.
We are seeking to identify and develop a pipeline of product candidates using our proprietary technologies. The scientific research that forms the basis of our efforts to develop product candidates with our technologies is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our technologies is both preliminary and limited. Additionally, although ronde‑cel is in the pivotal PiNACLE trial in the 3L+ setting, the PiNACLE-H2H trial in the 2L setting and LYL273 is in Phase 1 clinical development, our current clinical data are limited, and nonclinical data may not translate into humans or may not accurately predict the safety and efficacy of our product candidates in humans. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. Although we have presented clinical data from the PiNACLE trial in the 3L+ setting and the Phase 1/2 trial of ronde‑cel, including data from patients with relapsed and/or refractory LBCL, and from the Phase 1 trial of LYL273 in patients with refractory mCRC, our clinical trials may not generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of our product candidates.
Given the novelty of our technologies, we intend to work closely with the FDA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates; however, the regulatory pathway with the FDA and comparable foreign regulatory authorities may be more complex and time-consuming relative to other more well-known therapeutics. Even if we obtain human data to support our product candidates, the FDA or comparable foreign regulatory authorities may lack sufficient experience in evaluating the safety and efficacy of our product candidates developed using our technologies, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates. The validation process takes time and resources, may require independent third-party analyses and may not be accepted or approved by the FDA and comparable foreign regulatory authorities. There can be no assurance as to the length of clinical development, the number of patients that the FDA or comparable foreign regulatory authorities may require to be enrolled in clinical trials to establish the safety, purity and potency of our product candidates or the acceptability to the FDA or comparable foreign regulatory authorities of data generated in these clinical trials to support marketing approvals. We cannot be certain that our approach will lead to the development of approvable or marketable products, alone or in combination with other therapies.
The results of research, nonclinical studies or earlier clinical trials are not necessarily predictive of future results. If clinical trials of our product candidates fail to produce, or continue to produce, positive results or demonstrate satisfactory safety and efficacy, at the appropriate dose level or at all, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
Success in research, nonclinical studies and early clinical trials does not ensure that later clinical trials will generate similar results and otherwise provide adequate data to demonstrate the efficacy and safety of an investigational product. Clinical trials may show that one or more of our product candidates are not safe or effective, in which event we may need to abandon development of such product candidates. In fact, a number of companies in the biopharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in early- and late-stage clinical trials, even after seeing promising results in earlier nonclinical studies or clinical trials. Thus, even if the results from our initial research, nonclinical activities or early clinical results appear positive, we do not know whether the current pivotal PiNACLE trial in the 3L+ setting, PiNACLE-H2H in the 2L setting or the Phase 1 clinical trial for LYL273 in patients with refractory mCRC or subsequent clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ronde-cel or LYL273. Although we presented clinical data from the PiNACLE trial and the Phase 1/2 clinical trial for ronde‑cel and the Phase 1 clinical trial for LYL273, such results may not be predictive of future results in our ronde‑cel and LYL273 clinical trials and may change following blinded independent central review of the imaging data.
Moreover, final trial results may not be consistent with interim trial results, and results in one indication may not be predictive of results for the same product candidate in another indication. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market any of our product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional clinical trials. Additionally, even if clinical trials show promising early results, clinical trials of the same product candidate in another indication may fail to show similar results, and market acceptance of our product candidate, if approved, may be limited.

Clinical development involves a lengthy and expensive process with an uncertain outcome.
We currently have two product candidates in clinical development. Our lead product candidate, ronde‑cel, is in the pivotal PiNACLE trial in the 3L+ setting, and a second pivotal trial, PiNACLE-H2H, which is a Phase 3 head‑to‑head CAR T‑cell therapy randomized controlled trial of ronde‑cel for LBCL in the 2L setting, had its first patient dosed in February 2026. In addition, LYL273, our novel GCC‑targeted CAR T‑cell product candidate for the treatment of mCRC, is currently in Phase 1 clinical development. The risk of failure of our product candidates, or any product candidates we acquire, is high. The clinical trials and manufacturing of our product candidates, or any product candidates we acquire, are, and the manufacturing and marketing of such product candidates, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
The clinical testing that will be required for any product candidates we choose to advance is expensive and can take many years to complete, and its outcome is inherently uncertain. The FDA may not clear the IND submissions for any planned clinical trials. Even if cleared by the FDA and initiated, we cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Failure can occur at any time during the clinical trial process. Even if our current and planned clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our product candidates for their targeted indications or support continued clinical development of our product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical and clinical trials.
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
•change in our strategy, such as our prioritization of our ronde-cel and LYL273 product candidates and discontinuation in 2024 of our LYL797, LYL845 and LYL119 programs;
•reaching an agreement on acceptable terms with clinical trial sites or prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;
•obtaining IRB approval at each trial site or positive ethics committee opinions;
•recruiting suitable patients to participate in our clinical trials;

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
Further, a clinical trial may be suspended or terminated by us, the IRBs or ethics committees for the institutions in which such trials are being conducted, recommended for suspension or termination by the independent Data Safety Monitoring Committee for such trial or suspended or terminated by the FDA or other regulatory authorities, including comparable foreign regulatory authorities, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, including comparable foreign regulatory authorities, resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
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
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in our clinical trials, we may not continue the development of nor receive approval to market any product candidates, which could prevent us from ever generating product revenues or achieving profitability. Previous clinical trials utilizing CAR T cells to treat hematologic malignancies have shown an increased risk of CRS and ICANS, and approved CAR T-cell therapy products carry a boxed warning concerning the risk of developing secondary T‑cell malignancies. For example, while we observed a manageable safety profile appropriate for outpatient administration, initial data from patients with LBCL treated in the 3L+ setting and the 2L setting in our ongoing multi-cohort, multi-center Phase 1/2 clinical trial of ronde-cel reported low rates of Grade > 3 ICANS. In addition to CRS and ICANS, diarrhea or colitis have been reported with LYL273. Adverse events may also be associated with the lymphodepletion utilized with cell therapies. If additional adverse events or other side effects are observed in any of our clinical trials that are atypical of, or more severe than, the known side effects of similar cell therapies, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials or we may be required to abandon those trials or our development efforts of one or more product candidates altogether. If such effects are more severe, less reversible than we expect or not reversible at all, we may decide or be required to perform additional studies or to halt or delay further clinical development of any of our product candidates, which could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities.

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
From time to time, we may publicly disclose interim, topline or preliminary data from our nonclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial, or following, for example, independent blinded central review of imaging data. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Further, modifications or improvements to our manufacturing processes for a therapy may result in changes to the characteristics or behavior of the product candidate that could cause our product candidates to perform differently and affect the results of our ongoing clinical trials. As a result, the topline results that we report may differ from future results of the same studies or clinical trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.
From time to time, we may also disclose preliminary or interim data from our nonclinical studies and from our or related third-party clinical trials. Preliminary or interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, although we presented clinical data from the PiNACLE trial and the Phase 1/2 trial of ronde‑cel, including data from patients with relapsed and/or refractory LBCL, our ronde‑cel clinical trials, including the pivotal PiNACLE trial and the PiNACLE-H2H trial, may not generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of ronde-cel. In addition, the enrollment of additional patients into the ongoing U.S. Phase 1 clinical trial of LYL273 in patients with refractory mCRC may not generate similar results or otherwise provide adequate data to demonstrate the safety and efficacy of LYL273. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Additionally, disclosure of preliminary or interim data by us or by our competitors could result in volatility in the price of our common stock.
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
We acquired ImmPACT in October 2024 and an exclusive global license, outside of mainland China, Hong Kong, Macau and Taiwan, for LYL273 in November 2025 with the expectation that these acquisitions will result in various benefits including, among other things, benefits relating to a strengthened market position for Lyell, cost savings and operating efficiencies. Our ability to realize the anticipated benefits of these acquisitions is dependent, in part, on our ability to realize the anticipated cost savings, such as those from the transition of the manufacturing of ronde‑cel and LYL273 to LyFE. We may also encounter difficulties that could adversely affect our ability to maintain relationships with existing partners and employees, such as:
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
Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, including successfully manufacturing ronde‑cel and LYL273 at LyFE, could result in a reduction in the market price of our securities as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect our business, financial condition and operating results. Additionally, we have made fair value estimates of certain assets and liabilities in recording the ImmPACT acquisition and the exclusive license with ICT. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the acquisition. ImmPACT may have liabilities that we failed or were unable to discover in the course of performing due diligence investigations, or we may not have correctly assessed the significance of certain liabilities of ImmPACT identified in the course of our due diligence. Any such liabilities, individually or in the aggregate, could have an adverse effect on our business, financial condition and results of operations. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.
We may also desire to enter into future collaborations, licenses or other strategic transactions for the acquisition of products or business opportunities, where we believe such arrangement will complement or augment our existing business. These relationships or transactions, or those like them, may require us to incur nonrecurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, reduce the potential profitability of the products that are the subject of the relationship or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic alliances and transactions and the negotiation process is time-consuming and complex, and there can be no assurance that we can enter into any of these transactions even if we desire to do so. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates or programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate a positive benefit/risk profile. Any delays in entering into new strategic alliance agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.
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

We face substantial competition in a rapidly changing industry, which may result in others discovering, developing or commercializing products before or more successfully than we do.
The biopharmaceutical industry is highly competitive and subject to significant and rapid technological change. Our success is substantially dependent on our ability to discover, develop and obtain marketing approval for new and innovative products on a cost-effective basis and to market them successfully. We face and will continue to face competition from numerous biopharmaceutical enterprises, as well as from academic institutions, government agencies and private and public research institutions, many of whom have market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours. These organizations may conduct similar research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing of products that compete with our product candidates. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Mergers and acquisitions in the biopharmaceutical industry may result in even more resources, including intellectual property that may be necessary or useful for the development and commercialization of our product candidates, being concentrated in our competitors and becoming unavailable to us on commercially reasonable terms or at all. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry.
There are currently a number of companies developing or commercializing autologous and allogeneic CAR T-cell therapies, as well as bi- and tri-specific T-cell engager and other approaches to treat hematologic malignancies and solid tumors. Some of the approved or commonly used drugs and therapies for our current or future target diseases, including LBCL and colorectal cancer, are established and are widely accepted by physicians and patients. Insurers and other third–party payors may encourage the use of these products, and some patients may receive commercially available liso‑cel or axi‑cel rather than enrolling into PiNACLE-H2H, our Phase 3 head-to-head CAR T-cell therapy randomized controlled trial in the 2L setting. Physicians, hospitals and third-party payors often are slow to adopt new products, technologies and treatment practices that require additional upfront costs and training. Physicians may not be willing to undergo training to adopt our novel therapy, may decide the therapy is too complex to adopt without appropriate training or not cost-efficient and may choose not to administer the therapy. Based on these and other factors, hospitals and payors may decide that the benefits of this new therapy do not or will not outweigh its costs and choose other drugs or therapies.
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
Our ability to compete in the highly competitive biopharmaceutical industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, manufacturing, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees, including our highly skilled and trained personnel at our manufacturing facilities, and other scientific and medical advisors and our inability to find suitable replacements could result in delays in product development and harm our business. We conduct substantially all of our operations at our facilities in the San Francisco, Seattle and Bothell metropolitan areas. These regions are headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in these markets is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity awards that vest over time and, for certain key employees, equity awards that vest subject to certain performance conditions. The value to employees of equity incentives may be significantly affected by factors beyond our control, including market conditions and volatility, and may at any time be insufficient to counteract more lucrative offers from other companies. Because the trading price of our common stock was significantly below the exercise price for many of the options we had granted to our employees, which made the value of our equity as a retention tool decrease substantially, our Board of Directors authorized a repricing of the exercise price of such options for certain employees in November 2023 and additional equity awards for certain employees in October 2025.
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
Additionally, we implemented reductions in workforce in the fourth quarters of 2023 and 2024 and the first quarter of 2025. If we implement additional reductions in force in the future, these reductions may yield unintended consequences and costs, such as difficulty retaining and motivating remaining employees, increased difficulty in our day-to-day operations and loss of institutional knowledge and expertise and difficulty in attracting and hiring qualified employees in the future. We may also be subject to reputational risks and litigation risks and expenses and may not realize the savings or operational efficiencies anticipated, which could result in total costs and expenses that are greater than expected.
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and management resources, we have chosen to prioritize our pipeline to focus on our most differentiated product candidates. As such, we are currently primarily focused on the clinical development of ronde-cel and LYL273 and nonclinical research into novel CAR T-cell product candidates with new targets that are fully-armed with multiple technologies, each designed to address different barriers to effective cell therapies, including T-cell exhaustion, lack of durable stemness, as well as immune suppression within the hostile tumor microenvironment. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially‑viable products. For example, we discontinued the development of LYL797, LYL845 and LYL119 in 2024 following the acquisition of ronde-cel. Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
Additionally, in connection with our discontinuation of LYL797, LYL845 and LYL119 in 2024, we incurred costs associated with termination of agreements associated with these programs, including winding down our agreements with third-party providers and CROs conducting our clinical trials. Termination of these agreements may result in disputes with these service providers that may result in additional costs and liabilities and divert management’s attention and resources, which could harm our business, reputation, overall financial condition and operating results.
We currently have no marketing, sales or distribution infrastructure, and we intend to either establish a sales and marketing infrastructure or outsource this function to a third party. Either of these commercialization strategies carries substantial risks to us.
We currently have no marketing, sales or distribution capabilities. To support commercial marketing and distribution of any of our product candidates that are approved, we would either establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in a legally compliant manner or outsource this function to third parties. There are risks involved if we decide to establish our own sales and marketing capabilities or enter into arrangements with third parties to perform these services. To the extent that we enter into collaboration agreements with respect to marketing, sales or distribution, our product revenue may be lower than if we directly marketed or sold any approved products. Such collaborative arrangements with partners may place the commercialization of our products outside of our control and would make us subject to a number of risks, including that we may not be able to control the amount, quality or timing of resources that our collaborative partner devotes to our products or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy.
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
We and the third parties with whom we work face a variety of evolving threats that could cause security incidents, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence (AI), natural disasters, fire, terrorism, war, telecommunication and electrical failures and other similar threats. Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity and availability of our sensitive data and information technology systems and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to advance our programs, loss of sensitive data, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed and our business could be otherwise adversely affected. It may be difficult and/or costly to detect, investigate, mitigate, contain and remediate a security incident. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. Furthermore, in connection with our acquisition of ImmPACT, we integrated their information technology systems with ours. Any disruptions to our operations or other similar challenges due to this or other reasons may increase our vulnerability to cybersecurity threats.
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
While we have implemented security measures designed to protect against security incidents, we cannot ensure that our data protection efforts and our investment in information technology will detect all vulnerabilities on a timely basis, prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, we have been the target of unsuccessful phishing attempts in the past and expect such attempts will continue in the future. If any of the events referenced were to occur and cause interruptions in our operations, it could result in a material disruption of our programs, and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal data), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use or disclosure of personal data, including personal data regarding our clinical trial patients or employees, could harm our reputation directly, compel us to comply with potentially costly federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, including expending significant resources or modifying our business practices such as our clinical trial activities, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems. However, we may not detect and remediate all such vulnerabilities, including on a timely basis. Further, we have and may in the future experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.
Any of the previously identified or similar threats may cause a security incident or other interruption that may result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. We may need to expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against any security incidents.
Additionally, certain data privacy and security obligations require us, or we may voluntarily choose, to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data or to notify relevant stakeholders, including affected individuals, regulators and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
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
We operate in a global economy, which includes utilizing third-party suppliers in certain countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the biopharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.
Currently, certain of our suppliers are located outside of the United States. We also rely on specialized laboratory and manufacturing equipment, supplies, materials and precursor compounds, much of which is ultimately sourced from countries outside the United States, to advance our manufacturing and research and development efforts.
Current or future tariffs may result in increased research and development expenses, including with respect to increased costs associated with raw materials, manufacturing equipment, laboratory equipment and research materials and components. In addition, such tariffs may increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective supply chains, negatively impacting our growth prospects.
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
Risks Related to Manufacturing
The manufacturing of cell therapies is very complex. We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs, delay our programs or limit supply of our product candidates.
Developing commercially viable manufacturing processes for cell therapies is a difficult and uncertain task and requires significant expertise and capital investment. We are developing and implementing manufacturing processes for our product candidates. In particular, for autologous cell therapies, the starting material is the patient’s own cells, which inherently adds complexity and variability to the manufacturing process. In addition, our ability to consistently and reliably manufacture our cell therapy product candidates is essential to our success, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, stability issues, consistency and timely availability of reagents or raw materials. Furthermore, our manufacturing processes may have significant dependencies on third parties, which will pose additional risks to our manufacturing capabilities. Additionally, we do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing and processing of our product candidates, and the actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of our product candidates. As a result, we may never be able to develop a commercially viable product.
In addition to the factors mentioned above, the overall process of manufacturing cell therapies is extremely susceptible to product loss due to low cell viability, contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, impact to key product quality attributes and other supply disruptions. Product defects can also occur unexpectedly. These deviations and disruptions could delay our programs. If we are not able to capably manage this complexity and variability, our ability to timely and successfully provide our product candidates to patients could be delayed. In addition, the complexities of utilizing a patient’s own cells as the starting material requires that we have suitable cells capable of yielding a viable cell therapy product, which may not be possible for severely immune-compromised or heavily pre-treated patients.
The process of successfully manufacturing products for clinical testing and commercialization may be particularly challenging, even if such products otherwise prove to be safe and effective. The manufacture of these product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel, for which there is significant competition. The loss of such manufacturing personnel, including as a result of the reduction of our workforce that supported the Los Angeles manufacturing facility that we closed in 2025, may result in the loss of institutional knowledge and expertise and delays in our manufacturing processes, which may harm our business and financial condition. We may also incur additional costs and expenses related to the recruitment of replacement personnel.
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
We have built our own manufacturing facility, LyFE, in Bothell, Washington. This facility is designed to support the production of nonclinical and clinical development product candidates and early commercialization of products, and ongoing facility and equipment qualification to support clinical production is required. If we are not able to further qualify our existing facility or the appropriate regulatory approvals for the facility are delayed, or if we are unable to otherwise expand our manufacturing capacity, including for LYL273, which we acquired through an exclusive license in November 2025 and for which we intend to transition manufacturing to LyFE, we may be unable to manufacture sufficient quantities of our product candidates, if at all, which would limit our development activities and our opportunities for growth. If LyFE fails to have sufficient capacity to provide drug supply for our ongoing and planned trials and through potential commercial launch, our business and financial condition may be significantly harmed, and we may incur significant additional costs and delays related to the development of our product candidates. If we fail to adequately transition manufacture of LYL273 to LyFE or fail to qualify LyFE for additional production, our business and financial condition may be significantly harmed, and we may incur significant additional costs and delays related to the development of LYL273.
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
We operate a manufacturing facility in Bothell, Washington and may rely on potential third-party contract manufacturing organizations to meet our current and future manufacturing needs. If our manufacturing facilities or any facility in our manufacturing network, or the equipment in these facilities, is either damaged or destroyed or otherwise adversely affected by earthquakes or fires and other natural disasters, equipment failures, labor shortages, power failures, health epidemics or other factors, we may not be able to quickly or inexpensively replace our manufacturing capacity, if at all, and our business would be materially and adversely affected. In the event of a temporary or protracted loss of a facility or its equipment, we may not be able to transfer manufacturing to a third party in the time required to maintain supply. Even if we are able to transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements or may require regulatory approval before selling any products manufactured at that facility. Such an event could substantially delay our clinical trials or commercialization of our product candidates.

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
We may rely on third parties to manufacture our current or future product candidates. We may be unable to identify manufacturers for our product candidates or the materials required to develop the cell therapy on acceptable terms or at all because the number of potential manufacturers is limited. We regularly evaluate third‑party manufacturing options as part of an overall CAR T-cell manufacturing strategy to build scale and reduce cost. Utilizing a third-party cGMP manufacturer will require the transfer and testing of manufacturing and analytical methods to demonstrate substantially equivalent processes and performance for regulatory filings and interactions as required. Such potential third-party manufacturers may be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.
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
We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products. Also, our third-party manufacturers could breach or terminate their agreements with us because of their own financial difficulties or business priorities at a time that is costly or otherwise inconvenient for us. If we were unable to find adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed.
Risks Related to Our Dependence on Third Parties
We rely on third parties to assist in conducting and monitoring our clinical trials and for some of our research and nonclinical studies for our product candidates, and, if those third parties do not successfully carry out their contractual duties, comply with regulatory requirements or otherwise perform satisfactorily, we may not be able to obtain regulatory approval or commercialize product candidates, or such approval or commercialization may be delayed, and our business may be substantially harmed.
We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to help conduct GCP-compliant clinical trials on our product candidates properly and on time. For example, we are relying on CROs to assist us in conducting our ronde-cel clinical trials, including the pivotal PiNACLE trial in the 3L+ setting and the PiNACLE-H2H trial in the 2L setting and in the conduct of the ongoing U.S. Phase 1 clinical trial for LYL273. Negotiating budgets and contracts with CROs and clinical sites may result in delays to our development timelines and increased costs. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. There can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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
We rely on these parties for execution of our nonclinical studies and clinical trials, and generally do not control their activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with standards, commonly referred to as GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. If we or any of our CROs or other third parties, including our clinical investigators, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with applicable GCPs. In addition, our clinical trials must be conducted with product produced under cGMP conditions. The failure by us or third parties engaged by us to comply with these regulations and requirements may require us to add patients to or repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal, state or foreign fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
Our clinical trials compete with other clinical trials that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of patients available to be treated with ronde‑cel or LYL273 in our trials, as some patients might choose to enroll in a trial conducted by one of our competitors or, in the case of ronde-cel, to receive treatment with the commercially available CD19 CAR T-cell therapies, liso-cel or axi-cel, outside of our trials. There are currently a number of companies with approved and investigational CAR T‑cell therapies and bispecific T-cell engagers in our therapeutic areas, which could further limit the number of potential patients available to us. We may also encounter additional challenges and slower than anticipated enrollment in our clinical trials if more of our competitors obtain FDA approval before us in the same therapeutic areas as our product candidates.
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
We do and will continue to or intend to rely on outside scientists and clinical trial investigators and their third-party research institutions for research and development and clinical testing of our product candidates. These scientists, investigators and institutions may have other commitments or conflicts of interest, which could limit our access to their expertise and harm our ability to leverage our technologies.
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
The clinical trial investigators and study teams and outside scientists who conduct the research and development upon which portions of our product candidate regulatory submissions depend are not our employees; rather, they serve as either independent contractors or the primary investigators under research collaboration agreements that we have with their sponsoring academic or research institutions. Such investigators, study staff, scientists and collaborators may have other commitments that would limit their availability to us. Although our scientific advisors generally agree not to do competing work, if an actual or potential conflict of interest between their work for us and their work for another entity arises, we may lose their services. These factors could adversely affect the timing of our clinical trials, the timing of receipt and reporting of clinical data, the timing of our U.S. regulatory submissions and comparable foreign applications and our ability to conduct our current and planned clinical trials. It is also possible that some of our valuable proprietary knowledge may become publicly known through these clinical investigators and study staff or scientific advisors if they breach their confidentiality agreements with us, which would cause competitive harm to, and have an adverse effect on, our business.

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
We currently have no products approved for commercial sale and two product candidates in clinical development. Our lead product candidate, ronde‑cel, is under evaluation in the pivotal PiNACLE trial in the 3L+ setting, and a second pivotal trial, PiNACLE-H2H, which is a Phase 3 head‑to‑head CAR T‑cell therapy randomized controlled trial of ronde‑cel for LBCL in the 2L setting, had its first patient dosed in February 2026. In addition, LYL273, our novel GCC‑targeted CAR T‑cell product candidate for the treatment of mCRC, is currently in Phase 1 clinical development. The future success of our business is substantially dependent on our ability to obtain regulatory approval for our product candidates, and any product candidates we acquire, for the indications we seek, and, if approved, to successfully commercialize one or more product candidates in a timely manner. Each of our programs and product candidates will require clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.
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
Our cell therapy product candidates represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development or delays in our ability to achieve regulatory approval, commercialization or payor coverage of our product candidates.
Our future success is dependent on the successful development of our cell therapies in general and our development of product candidates, in particular. Because some of these programs, such as LYL273 in development for mCRC, represent a new approach to the treatment of cancer, developing and, if approved, commercializing our product candidates subject us to a number of challenges. Moreover, we cannot be sure that the manufacturing processes used in connection with our cell therapy product candidates will yield a sufficient supply of satisfactory products that are safe, pure and potent, scalable or profitable.
In addition to oversight by the FDA and by IRBs under guidelines promulgated by the NIH, clinical trials such as those that evaluate T cells expressing a synthetic CAR are also subject to review and oversight by an IBC. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether trials of cell therapies that involve genetic engineering may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.
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
Of the large number of products in development, only a small percentage successfully complete the FDA or comparable foreign regulatory approval processes and are commercialized. The lengthy approval and marketing authorization process as well as the unpredictability of clinical trial outcomes may result in our failing to obtain regulatory approval and marketing authorization to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.
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
Similarly, a significant trend in the healthcare industry is cost containment. Governmental authorities have announced initiatives to control the cost of prescription drugs and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In addition, HHS has been empowered to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year, up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. In addition, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. For additional detail on healthcare reform that may affect our cost containment, see “Healthcare Reform” in Part I, Item 1 of this Annual Report on Form 10-K. As such, cost containment reform efforts may result in an adverse effect on our operations. Obtaining coverage and adequate reimbursement for our product candidates may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Similarly, because our product candidates will be physician-administered, separate reimbursement for the product itself may or may not be available. Instead, the administering physician may or may not be reimbursed for providing the treatment or procedure in which our product is used.
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
Ensuring that our operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock options for consulting services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, disgorgement, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid or comparable foreign programs, additional reporting requirements and/or oversight if a corporate integrity agreement or similar agreement is executed to resolve allegations of non-compliance with these laws and the curtailment or restructuring of operations. In addition, violations may also result in reputational harm, diminished profits and lower future earnings. For additional detail on healthcare laws that may affect our business, see the section entitled “Other Laws” in Part I, Item 1 of our Annual Report on Form 10-K.
We are subject to U.S. and certain foreign anti-corruption laws and regulations, export and import controls, sanctions and embargoes. We could face liability and other serious consequences for violations, which can harm our business.
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
There is no certainty that all of our employees, agents, partners, vendors, contractors or collaborators will comply with all applicable anti-corruption, export and import control and sanctions laws and regulations. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to develop or commercialize our product candidates in one or more countries as well as difficulties in manufacturing or continuing to develop our product candidates, and could materially damage our reputation, any international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.
Changes in healthcare policies, laws and regulations may impact our ability to obtain approval for, or commercialize our product candidates, if approved.
In the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality and expand access to care. In the United States, there have been and continue to be a number of healthcare-related legislative initiatives, as well as executive, judicial and Congressional challenges and amendments to existing healthcare laws that have significantly affected, and could continue to significantly affect, the healthcare industry. For example, there have been efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA, some of which have been successful. For example, on July 4, 2025, the OBBBA was signed into law that narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding and limiting provider taxes used to fund the program. Congress is also considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.
Additional health reform measures may continue and affect our business in unknown ways, particularly given the change in administration. The current administration is pursuing policies to reduce regulations and expenditures across government, including at HHS, the FDA, the Centers for Medicare & Medicaid Services and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example: (1) reducing agency workforces; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most‑Favored‑Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, as noted above, the Loper decision could result in other legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care-related legislation that could impact the drug approval process.
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
Outside the United States, an increasing number of laws, regulations and industry standards may govern data privacy and security. For example, the EU GDPR, the UK GDPR, Australia’s Privacy Act and Canada’s Personal Information Protection and Electronic Documents Act impose strict requirements for processing personal data.
Any clinical trial programs, including related regulatory filings, and research collaborations that we engage in outside the United States in the future may implicate international laws and regulations concerning data privacy and security, including those governing various aspects of clinical research in the EU and the UK.
In addition to data privacy and security laws, we are or may become contractually subject to industry standards adopted by industry groups. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Our employees and personnel use AI technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various data privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions and lawsuits. If we are unable to use AI, it could make our business less efficient and result in competitive disadvantages. We may use AI outputs to inform certain decisions. If the recommendations, forecasts or analyses that AI applications, including AI agents, produce or assist in producing are deficient, or inaccurate, offensive, illegal, biased or discriminatory, or otherwise harmful, we could be subject to competitive harm and potential legal liability under existing and/or future legislation or regulations, including in the United States and the EU. For example, due to inaccuracies or flaws in the inputs, outputs or logic of the AI technologies, the model could be biased and could result in decisions, or lead us to make decisions, that could bias certain individuals (or classes of individuals) and adversely impact them, such as adversely impacting their ability to obtain certain pricing, products, services or benefits.
Data privacy and security laws are quickly evolving, becoming increasingly stringent and creating uncertainty. Additionally, these laws may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. We expect that we will need to expend significant capital and other resources to ensure ongoing compliance with applicable data privacy and security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations related to data privacy and security, even if we are not found liable, could be expensive and time‑consuming to defend and could result in negative publicity that could harm our business. Moreover, even if we take all necessary action to comply with legal and regulatory requirements, we or our partners or vendors could fail or be perceived to have failed to comply with such obligations, which could subject us to fines and penalties, as well as litigation and reputational damage. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class action claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to delays in the development of our product candidates due to inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity or substantial changes to our planned candidate pipeline development and business operations. If we fail to keep apprised of and comply with applicable foreign, federal, state or local regulatory requirements and changes thereto, we could be subject to a range of regulatory actions that could affect our or any vendors’ or partners’ ability to seek to commercialize our product candidates. Any threatened or actual government enforcement action, or litigation when private rights of action are available, could also generate negative publicity, damage our reputation, result in liabilities, fines and adverse business consequences and require that we devote substantial resources that could otherwise be used in support of other aspects of our business.
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
•failure by us or our distributors to obtain regulatory approvals for the sale or use of ronde-cel, LYL273 or any other product candidates we may develop or acquire in various countries;
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
Further, the sale of pharmaceutical products overseas at lower prices than in the United States could adversely impact our U.S. pricing strategy and financial condition if the U.S. federal health care program adopts a Most-Favored-Nation pricing structure. As a result of such policy, we may elect not to expand our business to certain foreign countries, which would limit our market opportunity. Any of these risks, if encountered, could significantly harm our international expansion and operations and, consequently, could have a material adverse effect on our financial condition and results of operations and could adversely affect our ability to successfully implement our business strategy.
Risks Relating to Our Intellectual Property
If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected.
We rely upon a combination of patents, trademarks, trade secrets and confidentiality agreements to protect the intellectual property related to our technologies and product candidates. We own or possess certain intellectual property and in-license other intellectual property owned or possessed by our partners. When we refer to “our” technologies, inventions, patents, patent applications or other intellectual property rights, we are referring to both the rights that we own or possess as well as those that we in-license, many of which are critical to our intellectual property protection and our business. If the intellectual property that we rely on is not adequate, competitors may be able to use our technologies and erode or negate any competitive advantage we may have.
The patentability of inventions and the validity, enforceability and scope of patents in the biopharmaceutical industry is uncertain because it involves complex legal, scientific and factual considerations, and it has in recent years been the subject of significant litigation. Moreover, the standards applied by the USPTO and non-U.S. patent offices in granting patents are not always applied uniformly or predictably. There is also no assurance that all potentially relevant prior art relating to our patents and patent applications is known to us or has been found in the instances where searching was done. We may be unaware of prior art that could be used to invalidate an issued patent or prevent a pending patent application from issuing as a patent. There also may be prior art of which we are aware, but which we do not believe affects the validity, enforceability or patentability of a claim of one of our patents or patent applications, which may, nonetheless, ultimately be found to affect the validity, enforceability or patentability of such claim. As a consequence of these and other factors, our patent applications may fail to result in issued patents with claims that cover our product candidates in the United States or in other countries.
Even if patents have issued or do successfully issue from patent applications, and even if these patents cover our product candidates, third parties may challenge the validity, enforceability or scope thereof, which may result in these patents being narrowed, invalidated or held to be unenforceable. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable. Even if unchallenged, our patents and patent applications or other intellectual property rights may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. The possibility exists that others will develop products on an independent basis which have the same effect as our product candidates and which do not infringe our patents or other intellectual property rights, or that others will design around the claims of patents that we have had issued that cover our product candidates. If the breadth or strength of protection provided by our patents and patent applications with respect to our product candidates is threatened, it could jeopardize our ability to commercialize our product candidates and it could dissuade companies from collaborating with us.
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

United States patent applications containing or that at any time contained a claim not entitled to a priority date before March 16, 2013 are subject to the “first to file” system implemented by the America Invents Act (2011). The first to file system requires us to be cognizant of the time from invention to filing of a patent application. Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our partners were the first to file any patent application related to a product candidate.
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
If we are sued for infringing the intellectual property rights of third parties, the resulting litigation could be costly and time-consuming and could prevent or delay our development and commercialization efforts.
Our commercial success depends, in part, on us and our partners not infringing the patents and proprietary rights of third parties. There is a substantial amount of litigation and other adversarial proceedings, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, interference or derivation proceedings, oppositions, and inter partes and post-grant review proceedings before the USPTO and non-U.S. patent offices. Numerous U.S. and non-U.S. issued patents and pending patent applications owned by third parties exist in the fields in which we are developing, and may develop, product candidates. As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of third parties’ patent rights, as it may not always be clear to industry participants, including us, which patents cover various types of products, methods of making or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform or predictable.
Third parties may assert infringement claims against us based on existing or future intellectual property rights, alleging that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacturing of our product candidates that we failed to identify. For example, patent applications covering our product candidates could have been filed by others without our knowledge, since these applications generally remain confidential for some period of time after their filing date. Even pending patent applications that have been published, including some of which we are aware, could be later amended in a manner that could cover our product candidates or their use or manufacture. In addition, we may have analyzed patents or patent applications of third parties that we believe are relevant to our activities and believe that we are free to operate in relation to any of our product candidates, but our competitors may obtain issued claims, including in patents we consider to be unrelated, which may block our efforts or potentially result in any of our product candidates or our activities infringing their claims.
If we or our partners are sued for patent infringement, we would need to demonstrate that our product candidates, products and methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving that a patent is invalid is difficult and even if we are successful in the relevant proceedings, we may incur substantial costs, and the time and attention of our management and scientific personnel could be diverted from other activities. If one or more claims of any issued third-party patents were held by a court of competent jurisdiction to cover aspects of our materials, formulations, methods of manufacture or methods for treatment, we may have to pay substantial damages, including enhanced damages and attorneys’ fees if we are found to have willfully infringed a patent. Further, we could be forced, including by court order, to cease developing, manufacturing or commercializing the relevant product candidate until the relevant patent expired. Alternatively, we may desire or be required to obtain a license from such third party in order to use the infringing technology and to continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonably terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property licensed to us. If we are unable to obtain a necessary license on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.
We may face claims that we misappropriated the confidential information or trade secrets of a third party. If we are found to have misappropriated a third party’s trade secrets, we may be prevented from further using these trade secrets, which could limit our ability to develop our product candidates.
We employ individuals who were previously employed at other biopharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of third parties or such individuals’ former employers. Defending against intellectual property claims, regardless of their merit, could be costly and time consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle before a final judgment, any litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business. During the course of any intellectual property litigation, there could be public announcements of the results of hearings, rulings on motions and other interim proceedings in the litigation and these announcements may have negative impact on the perceived value of our product candidates, programs or intellectual property. In the event of a successful intellectual property claim against us, we may have to pay substantial damages, including enhanced damages and attorneys’ fees if we are found to have willfully misappropriated third-party intellectual property. In addition to paying monetary damages, we may lose sole ownership of valuable intellectual property rights or may lose personnel, and the parties making claims against us may obtain injunctive or other equitable relief, which could impose limitations on the conduct of our business. As a result of all of the foregoing, any actual or threatened intellectual property claim could prevent us from developing or commercializing a product candidate or force us to cease some aspect of our business operations.
We have in-licensed a portion of our intellectual property from our partners and other third parties. If we breach any of our license agreements with these licensors, we could potentially lose the ability to continue the development and potential commercialization of one or more of our product candidates.
We hold rights under license agreements with our partners and other third parties. Our discovery and development technologies are built, in part, around intellectual property rights in-licensed from these licensors. Under our existing license agreements, such as the UCLA License Agreement related to our CD19/CD20 program that we assumed in connection with our acquisition of ImmPACT, and our exclusive license agreement with ICT for LYL273, we are subject to various obligations, which may include diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales. If there is any conflict, dispute, disagreement or issue of nonperformance between us and our counterparties regarding our rights or obligations under these license agreements, including any conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations, we may be liable to pay damages and our counterparties may have a right to terminate the affected license. The termination of any license agreement with one of our licensors could adversely affect our ability to utilize the intellectual property that is subject to that license agreement in our discovery and development efforts, our ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected product candidates and our ability to commercialize the affected product candidates. Furthermore, disagreements under any of these license agreements may arise, including those related to:
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
We may be subject to claims that our employees, consultants or independent contractors have breached non-compete or non-solicit obligations.
We employ individuals who were previously employed at other biopharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise breached non-compete or non-solicit obligations with respect to such individuals’ prior employers. Dealing with such claims and negotiating with potential claimants could result in substantial cost and be a distraction to our management and employees. In addition, litigation may be necessary to defend against these claims, and even if we are successful in defending against these claims, such litigation could result in further costs to us and distraction to our management and employees.
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
•our ability to successfully manufacture our product candidates at LyFE;
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
•the level of expenses related to, or changes in prioritization or the discontinuation of, any of our research programs or clinical development programs;
•actual or anticipated changes in our estimates as to our financial results or development timelines;
•whether our financial results, forecasts and development timelines meet the expectations of securities analysts or investors;
•announcement or expectation of additional financing efforts;
•sales of our common stock by us, our insiders or other stockholders;
•the volume of trading in our common stock, with lower volume making our stock more susceptible to volatility;
•changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•market conditions in the biopharmaceutical industry; and
•general economic, industry and market conditions beyond our control, such as inflationary pressures, the interest rate environment, labor shortages and supply chain constraints, instability in the banking industry and other macroeconomic factors and associated economic downturn.
In recent years, stock markets in general, and the market for biopharmaceutical companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors have affected and may seriously affect the market price of our common stock, regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or our products.
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing securities issued in any such transactions. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. In February 2024, we entered into a Sales Agreement pursuant to which we may offer and sell, from time to time, up to $150.0 million in shares of our common stock. In October 2024 , in connection with the acquisition of ImmPACT, we issued 1,875,000 shares of our common stock at closing (shares reflecting the effect of the 1-for-20 reverse stock split we effected in May 2025 (the Reverse Stock Split)), as adjusted for cash payments made in lieu of fractional shares, and, in July 2025, we issued an additional 625,000 shares of our common stock in connection with the achievement of certain clinical milestones, to certain pre‑closing stockholders of ImmPACT. In July 2025, we entered into the SPA, pursuant to which in July 2025, we issued 3,753,752 shares of our common stock in the initial closing and, in March 2026, we issued an additional 1,952,360 shares of our common stock in a subsequent closing. In November 2025 we entered into the exclusive license agreement with ICT pursuant to which we issued 1,900,000 shares of our common stock and may issue up to additional 1,850,000 shares of our common stock in the future pursuant to the terms specified in the agreement. See Note 13, Stockholders’ Equity, in the accompanying notes to the audited consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K, for additional details regarding the terms under which we may issue additional securities pursuant to the exclusive license agreement with ICT. To the extent that we raise additional capital through the sale of equity or debt securities, including pursuant to the Sales Agreement or exclusive license agreement with ICT, your ownership interest may be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Any such future issuance of capital stock may result in further dilution of your ownership.
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
In the future, we may seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our technologies, enhance our technical capabilities or otherwise offer growth opportunities, such as our November 2025 acquisition of the exclusive license to LYL273 from ICT. The pursuit of potential acquisitions or strategic investments may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions or investments, whether or not such transactions are completed. In addition, we have only limited experience in acquiring or investing in other businesses, and we may not successfully identify desirable targets. Once we acquire additional businesses, we may not be able to integrate them effectively following the acquisition. Acquisitions of companies or exclusive licenses of third-party intellectual property could also result in the incurrence of debt or dilutive issuances of equity securities, as we had done in connection with the acquisition of ImmPACT and the exclusive license with ICT, as well as unfavorable accounting treatment and exposure to claims and disputes by third parties, including intellectual property claims. We also may not generate sufficient financial returns to offset the costs and expenses related to any acquisitions. In addition, if an acquired business fails to meet our expectations, our business, operating results and financial condition may suffer.
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
Moreover, certain holders of shares of our common stock have rights, subject to conditions, to require us to file or maintain registration statements with the SEC covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, in connection with the acquisition of ImmPACT, in October 2024 we issued 1,875,000 shares of our common stock at closing (shares reflecting the effect of the Reverse Stock Split), as adjusted for cash payments made in lieu of fractional shares, and, in July 2025, we issued an additional 625,000 shares of our common stock in connection with the achievement of certain clinical milestones, to certain pre‑closing stockholders of ImmPACT. Additionally, in connection with the ICT License Agreement, we issued 1,900,000 shares of our common stock to ICT in November 2025. Holders of such shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares for public sale within certain timeframes following the closing of the acquisition and the achievement of milestones, as applicable. In addition, the investors under the SPA have rights to require us to file and maintain one or more registration statements covering the shares issued or issuable to them in the private placement for public sale within certain timeframes. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
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
Furthermore, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, these provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Any person purchasing or otherwise acquiring or holding any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds more favorable for disputes with us or with our directors, officers, other employees or agents or our other stockholders, which may discourage such lawsuits against us and such other persons, or may result in additional expense to a stockholder seeking to bring a claim against us. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, results of operations and financial condition.
General Risk Factors
Changes in tax laws or regulations, including those that are applied adversely to us or our customers, may have a material adverse effect on our business, cash flow, financial condition, results of operations, effective tax rate or compliance costs.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (including in connection with reforms under consideration or being implemented at an international level by the Organisation for Economic Co-Operation and Development (the OECD)), which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, and tax authorities may disagree with tax positions that we have taken, which could, in each case, result in increased tax liabilities. For example, the Tax Act, the CARES Act and the Inflation Reduction Act of 2022 made many significant changes to the U.S. tax laws. For example, the Tax Act made broad and complex changes to the U.S. tax code, including, among other things, reducing the federal corporate tax rate. Additionally, beginning in 2022, the Tax Act required the capitalization of research and experimentation expenses (R&E expenses) with amortization periods over five and fifteen years pursuant to Section 174 of the Code. The OBBBA restored the deductibility of domestic R&E expenses in the year incurred for tax years beginning after December 31, 2024, but retained the capitalization and amortization requirement for foreign R&E expenses. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to any such tax legislation may affect us, and certain aspects of prior tax legislation could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations and the deductibility of expenses under current tax law or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws (whether at the initiative of the U.S. government or international bodies, such as the OECD), could have a material adverse effect on our business, cash flow, financial condition, results of operations, effective tax rate or compliance costs.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of tariffs and recession concerns), which included severely diminished liquidity and credit availability, declines in consumer confidence, slower economic growth, high inflation, uncertainty about economic stability and swings in unemployment rates. The financial markets and the global economy may also be adversely affected by the impact of tariffs, supply chain disruptions, labor shortages, fluctuations in currency exchange rates, changes in interest rates, military conflict, acts of terrorism or other geopolitical events. Sanctions imposed, and other actions taken, by the United States and other countries in response to geopolitical conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Deterioration in credit and financial markets and confidence in economic conditions may occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions, including disruption to enrollment within our ongoing or planned trials and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
Our board of directors has overall responsibility for evaluating key business risks faced by us, including cyber security and information technology. The audit committee of our board of directors assists the board of directors in the oversight and assessment of risks relating to data privacy, technology and information security, including cybersecurity. Our audit committee holds regular meetings to discuss issues including our cybersecurity threats and has a dedicated agenda during such meetings that are designed to assist our board of directors and our audit committee in exercising their oversight function. The meetings involve presentations and reports from our management and specifically include updates of current cybersecurity threats faced by us and steps we are taking to address them.
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
Holders
On March 9, 2026, there were 63 holders of record of our common stock. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
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
This section under Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Overview
We are a late-stage clinical cell therapy company advancing a pipeline of proprietary next-generation autologous CAR T-cell product candidates for patients with cancer. Our goal is to fully realize the curative potential of cell therapy for patients with hematologic malignancies and solid tumors. To achieve this, we are pioneering novel approaches designed to generate T‑cell therapies that drive long-lasting clinical responses. Our investigational CAR T-cell therapies start with the identification of promising cancer targets. We then engineer the patient’s own living immune cells and arm them with our innovative enhancements, including CAR constructs, technologies or manufacturing protocols that are designed to endow T-cells with more potent cancer cell killing capabilities.
In hematologic malignancies, we are focused on delivering to patients meaningfully improved outcomes over currently approved, first-generation CD19 CAR T cell products. Our lead product candidate ronde-cel, also known as LYL314, is a dual-targeting CD19/CD20 CAR T-cell product candidate designed to increase complete response rates and prolong the duration of response as compared to the approved CD19‑targeted CAR T-cell therapies. Ronde-cel is designed with a true ‘OR’ logic gate to target B cells that express either CD19 or CD20 with full potency and is manufactured with a process that enriches for CD62L‑positive cells to generate more naïve and central memory CAR T cells with enhanced stemlike features and antitumor activity.
We are currently conducting a pivotal single-arm clinical trial (PiNACLE) evaluating ronde-cel in patients with R/R LBCL receiving treatment in the 3L+ setting and have initiated a Phase 3 head-to-head CAR T-cell therapy randomized controlled trial (PiNACLE-H2H) for patients with LBCL receiving treatment in the 2L setting. The PiNACLE‑H2H Phase 3 trial will randomize patients to either ronde-cel or investigator’s choice of axi-cel or liso-cel.
To realize the potential of cell therapy for solid tumors, in November 2025 we acquired an exclusive global license for LYL273 (excluding mainland China, Hong Kong, Macau and Taiwan), a GCC-targeted CAR T-cell product candidate previously known as GCC19CART, from ICT. A 67% overall response rate and an 83% disease control rate with a manageable safety profile have been reported at the highest dose level tested to date in patients with refractory mCRC in a U.S. Phase 1 clinical trial as of the data cutoff date of October 28, 2025. LYL273 is enhanced with CD19 CAR expression and controlled cytokine release designed to improve CAR T-cell expansion, immune cell infiltration and cancer cell killing in the hostile tumor microenvironment. Clinical proof-of-concept for this program was initially demonstrated in 15 patients with mCRC in an investigator-sponsored clinical trial conducted in China and published in JAMA Oncology (September 2024).
We were incorporated in June 2018. Our primary activities to date have included clinical development of investigational T‑cell therapies, conducting research and development, acquiring technology, entering into strategic collaboration and license agreements, enabling and executing manufacturing activities in support of our product candidate development efforts, executing clinical trials, organizing and staffing the company, business planning, establishing and maintaining our intellectual property portfolio, regulatory submissions and other preparations to initiate and execute clinical trials, raising capital and providing general and administrative support for these activities.

For additional information regarding our business, see “Business” in Part I, Item 1 of this Annual Report on Form 10-K.
Pipeline Programs and Operational Updates
Pipeline Programs
We are advancing a pipeline of next-generation CAR T-cell product candidates. Our ongoing Phase 1/2 trial of ronde-cel, our lead program, is a multi-cohort, multi-center, open-label dose-escalation and dose-expansion clinical trial designed to evaluate the safety and clinical benefit of ronde-cel.
We have also initiated two pivotal trials of ronde-cel: PiNACLE and PiNACLE-H2H.
PiNACLE is a single-arm trial of ronde-cel that is enrolling patients receiving treatment in the 3L+ setting. This registration trial is a seamless expansion of the 3L+ cohort from the Phase 1/2 trial. The dose is 100 x 106 CAR T cells and the primary endpoint is overall response rate. Patients may be treated with ronde-cel in either the inpatient or outpatient setting. More information about the PiNACLE trial can be found on clinicaltrials.gov (NCT05826535).
PiNACLE-H2H is a Phase 3 head-to-head CAR T-cell therapy randomized controlled clinical trial of ronde-cel versus investigator’s choice of either axi-cel or liso-cel in patients with R/R LBCL receiving treatment in the 2L setting. Patients randomized to ronde-cel will be treated with a dose of 100 x 106 CAR T cells; patients in the control arm will be treated as per the product label. The primary endpoint of the trial is event-free survival. Patients may be treated with ronde‑cel in either the inpatient or outpatient setting. More information about the PiNACLE-H2H trial can be found on clinicaltrials.gov (NCT07188558). With the initiation of PiNACLE-H2H, the 2L cohort in the Phase 1/2 clinical trial is no longer enrolling additional patients.
We acquired in November 2025 an exclusive global license from ICT for LYL273, a GCC-targeted CAR T-cell product candidate enhanced with CD19 CAR expression and controlled cytokine release designed to improve CAR T-cell expansion, immune cell infiltration and cancer cell killing in the hostile solid tumor microenvironment.
Our nonclinical programs under development target antigens in solid tumor indications. Each of our programs target cancers with large unmet need with substantial patient populations.
Ronde-cel: A next-generation dual-targeting CD19/CD20 CAR T-cell product candidate designed to increase complete response rates and prolong the duration of response as compared to the approved CD19‑targeted CAR T-cell therapies for the treatment of large B-cell lymphoma.
•The pivotal PiNACLE single-arm trial in patients with R/R LBCL in the 3L+ setting who have not yet received CAR T-cell therapy is ongoing following an End-of-Phase 1 meeting. Updated data from the PiNACLE trial were presented at ASH 2025.
•The oral presentation at ASH 2025 included updated data from the PiNACLE trial including a best overall response rate of 93% and a complete response rate of 76% in 29 efficacy-evaluable patients with R/R LBCL in the 3L+-setting. The median progression-free survival was 18 months as of the data cutoff date of September 5, 2025. Data were also presented from the 2L cohort efficacy-evaluable population in 18 patients (94% with high-risk primary refractory disease) and demonstrated an 83% best overall response rate and a 61% complete response rate. The safety profile was appropriate for outpatient administration. Data from 25 patients treated with ronde-cel and receiving dexamethasone prophylaxis revealed no reports of Grade 3 or higher CRS and one case (4%) of Grade 3 or higher ICANS.
•The Phase 3 randomized controlled PiNACLE-H2H trial evaluating ronde-cel versus investigator’s choice of axi-cel or liso-cel in 2L LBCL patients has been initiated. Patient dosing commenced in February 2026 in the PiNACLE-H2H trial and clinical site activation is ongoing in the United States, Canada and Australia.
•A Phase 1/2 clinical trial is ongoing and is enrolling patients in the 3L+-setting who have not previously received CAR T-cell therapy. The 2L cohort of this Phase 1/2 clinical trial is no longer enrolling patients following the initiation of enrollment into the 2L PiNACLE-H2H trial.
•Ronde-cel has received RMAT designation, as well as Fast Track Designation, from the FDA for the treatment of adults with relapsed and/or refractory diffuse LBCL in the 3L+-setting and has also received RMAT designation for the treatment of LBCL in the 2L setting.

LYL273 (formerly known as GCC19CART): Guanylyl cyclase C-targeted CAR T-cell product candidate for the treatment of mCRC and other GCC-expressing cancers
•We acquired LYL273 in November 2025, a GCC-targeted CAR T-cell product candidate with promising dose-dependent clinical activity in patients with advanced mCRC in a Phase 1 trial conducted in the U.S. LYL273 was granted Fast Track designation for the treatment of mCRC by the FDA.
•A 67% best overall response rate, an 83% disease control rate and an 8-month median progression-free survival with a manageable safety profile have been reported at the highest dose level tested to date in patients with refractory mCRC in the U.S. Phase 1 clinical trial as of the data cutoff date of October 28, 2025.
•LYL273 is enhanced with CD19 CAR expression and controlled cytokine release designed to improve CAR T‑cell expansion, immune cell infiltration and cancer cell killing in the hostile tumor microenvironment.
•Clinical proof-of-concept for this program was initially demonstrated in 15 patients with mCRC in an investigator-sponsored clinical trial conducted in China and published in JAMA Oncology (September 2024).
•The U.S. Phase 1 clinical trial is continuing to enroll patients to determine the recommended Phase 2 dose.
Nonclinical Pipeline and Technologies
•Lyell is advancing next-generation fully-armed CAR T-cell product candidates with multiple enhancements, each designed to address different barriers to effective cell therapies, including T-cell exhaustion, lack of durable stemness and immune suppression within the hostile tumor microenvironment.
•We presented new translational data in an oral presentation at ASH 2025 from the ongoing Phase 1/2 clinical trial of ronde-cel, which showed that ronde-cel manufactured with CD62L enrichment achieved robust expansion and high expression of memory-related genes after infusion in patients with LBCL. An evaluation of ronde-cel and published data for CD19 CAR T-cell products demonstrated that ronde-cel had a higher proportion of CD62L‑positive T cells with a higher proportion of memory-cell phenotype prior to infusion (ronde-cel, N = 34; axi-cel, N = 110; and tisa-cel, N = 31). In addition, ronde-cel had up to a three-fold higher expansion in patients after infusion compared to the expansion of approved CD19 CAR T-cell products. The product memory‑cell phenotype was positively correlated with expansion. Peripheral blood samples collected from patients one month after infusion (N = 9) also had a higher proportion of CAR T cells with a memory phenotype compared to cells from axi-cel-treated patients (N = 4). Ronde-cel CAR-positive T cells collected from patients one (N = 7) and two months (N = 3) after infusion demonstrated sustained capacity to proliferate, kill tumor cells over 72 hours and secrete cytokines (N = 3).
Additional Pipeline and Business Updates
ICT License
On November 6, 2025, we entered into the ICT License Agreement for the development and commercialization of LYL273, a novel GCC-targeted CAR T-cell product candidate for the treatment of mCRC and other GCC-expressing cancers. Pursuant to the terms of the ICT License Agreement, we received exclusive global rights, outside of mainland China, Hong Kong, Macau and Taiwan, to research, develop, manufacture, commercialize and otherwise exploit LYL273 in exchange for an upfront payment of $40 million in cash and the issuance of 1.9 million shares of our common stock. In addition, ICT is eligible to receive additional cash and equity payments of (i) a potential $30 million clinical milestone payment, up to $115 million upon the achievement of certain late‑stage regulatory milestones and up to $675 million in commercial sales milestones; (ii) up to an additional 1.85 million shares of our common stock based on the achievement of certain clinical and regulatory milestones; and (iii) tiered royalties ranging from mid-single-digits up to 10% on annual net sales in the United States and low to mid-single-digit royalties on annual net sales in other countries within the licensed territory.
Macroeconomic Environment
Our business and operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges such as the effects of disruption between the U.S. and its trading partners due to tariffs or other policies, ongoing geopolitical conflicts and related U.S. involvement, tensions in geopolitical relations, inflationary pressures, fluctuations in the interest rate environment, instability in the banking industry, supply constraints and overall market volatility. Economic uncertainty may persist into the remainder of 2026, and the market dynamics discussed above and similar adverse conditions may negatively impact our business.
For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

License and Collaboration Agreements
For a detailed description of our license and collaboration agreements, see the section titled “Business—License and Collaboration Agreements” in Part I, Item 1 of this Annual Report on Form 10‑K and Notes 2, 3 and 4 to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Components of Results of Operations
Revenue
We have no products approved for sale and have never generated any revenue from product sales.
In the future, we may generate additional revenue from other collaborations, strategic alliances, licensing agreements, product sales, or a combination of these.
Operating Expenses
Research and Development
To date, research and development expenses consist of costs incurred by us for the discovery and development of our technology platforms and product candidates, and include costs incurred in connection with conducting and completing current and planned clinical trials, strategic collaborations, costs to license technology, personnel-related costs, stock-based compensation expense, facility and technology related costs, research and laboratory expenses, as well as other expenses, which include consulting fees and other costs. Upfront payments and milestones paid to third parties in connection with technology platforms that have not reached technological feasibility and do not have an alternative future use are expensed as incurred.
Research and development expenses also include non-cash expenses related to the change in the estimated fair value of the success payment obligations over their respective requisite service terms granted to The Board of Trustees of Stanford. Stanford has provided the requisite service obligation to earn the potential success payment consideration under their collaboration agreements as of September 30, 2024. For reporting periods beginning on October 1, 2024, the change in the success payment liability fair value is recognized in other (expense) income, net, as the requisite service obligations had been met. See Note 4, License, Collaboration and Success Payment Agreements, in the accompanying notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for additional information. Research and development expenses related to our success payment liabilities are unpredictable and may vary significantly from year‑to‑year due to changes in our assumptions used in the calculation.
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
Acquired In-Process Research and Development
Acquired in-process research and development (IPR&D) consists primarily of the LYL273 license acquired in November 2025 and the IPR&D assets recognized as part of the October 2024 ImmPACT acquisition. These assets were expensed upon acquisition as they were determined to have no alternative future use. See Note 3, Acquisition, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for additional information.
Impairment of Long-Lived Assets
Impairment of long-lived assets consists primarily of the expense associated with our 2025 impairment of our West Hills, Los Angeles lease right-of-use asset and our 2024 annual impairment assessment. The impairment losses are measured as the amount by which the carrying value of the asset group exceeded its fair value. See Note 5, Impairment of Long-Lived Assets, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for additional information.
Interest Income, Net
Interest income, net consists primarily of interest earned on our cash, cash equivalents and marketable securities balances.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of the changes in fair value of our SPA put/call, contingent consideration payable and our success payment liabilities.
The SPA put/call refers to a combined financial instrument arising from the Securities Purchase Agreement (SPA) we entered into in July 2025. It represents (i) our right to require certain investors to purchase additional shares of common stock upon the achievement of specified milestones (Put Right) and (ii) the investors' reciprocal right to purchase additional shares (Investor Call). Because these rights are mutually exclusive, they are accounted for as a single financial instrument (SPA put/call). See Note 13, Stockholders’ Equity, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for additional information.
Impairment of Other Investments
Impairment of other investments consists of reductions in the value of certain other investments.
Results of Operations
Years Ended December 31, 2025, 2024 and 2023
The following table summarizes our results of operations for the periods presented (in thousands):

	Year Ended December 31,			Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Revenue	$36	$61	$130	$(25)	$(69)
Operating expenses:
Research and development	158,675	171,603	182,945	(12,928)	(11,342)
General and administrative	45,135	52,041	66,983	(6,906)	(14,942)
Other operating income, net	(2,145)	(3,309)	(2,790)	1,164	(519)
Acquired in-process research and development	66,332	87,184	—	(20,852)	87,184
Impairment of long-lived assets	1,443	51,297	—	(49,854)	51,297
Total operating expenses	269,440	358,816	247,138	(89,376)	111,678
Loss from operations	(269,404)	(358,755)	(247,008)	89,351	(111,747)
Interest income, net	13,080	24,068	23,453	(10,988)	615
Other (expense) income, net	(18,124)	4,694	1,846	(22,818)	2,848
Impairment of other investments	—	(13,001)	(12,923)	13,001	(78)
Total other (loss) income, net	(5,044)	15,761	12,376	(20,805)	3,385
Net loss	$(274,448)	$(342,994)	$(234,632)	$68,546	$(108,362)
Research and Development Expenses
The following table summarizes the components of our research and development expenses for the periods presented (in thousands):

	Year Ended December 31,			Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Personnel	$55,358	$67,693	$81,717	$(12,335)	$(14,024)
Research activities, collaborations, outside services and other	61,946	53,346	49,540	8,600	3,806
Facilities, technology and depreciation	41,371	50,564	51,688	(9,193)	(1,124)
Total research and development expenses	$158,675	$171,603	$182,945	$(12,928)	$(11,342)
Research and development expenses were $158.7 million and $171.6 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $12.9 million was primarily due to a reduction of $12.3 million in personnel‑related expenses including a decrease of $5.5 million in employee stock compensation expense due to a decline in the value of new awards granted and a $9.2 million reduction in facilities, technology and depreciation expenses due primarily to decreased depreciation in 2025 following our prior year impairment of long-lived assets. The decline in research and development expenses was partially offset by a $8.6 million increase in research activities, collaborations, outside services and other expenses. This increase was primarily driven by $19.7 million in stock-based compensation expense for an equity-based ICT milestone deemed probable of achievement as of December 31, 2025, which was partially offset by decreased research and laboratory supplies expense, collaboration agreement expenses and consulting expenses.

General and Administrative Expenses
General and administrative expenses were $45.1 million and $52.0 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $6.9 million was primarily due to a $5.7 million reduction in personnel costs, including a $5.5 million decrease in stock-based compensation expense, primarily related to a reduction in the value of new awards granted, in addition to decreases in outside service expenses.
Other Operating Income, Net
Other operating income, net was $2.1 million and $3.3 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $1.2 million was due primarily to increased losses on property and equipment disposals of $2.0 million principally associated with the closure of our West Hills facility following the successful technology transfer of ronde-cel to the LyFE Manufacturing CenterTM, partially offset by increased sublease income of $0.6 million.
Acquired In-Process Research and Development
Acquired IPR&D was $66.3 million and $87.2 million for the years ended December 31, 2025 and 2024, respectively. Acquired IPR&D consists primarily of the expense of the acquired IPR&D asset recognized as part of the ICT license acquisition in November 2025 and acquisition of ImmPACT Bio USA Inc. in October 2024 as both IPR&D assets were determined to have no alternative future use. See Note 3, Acquisition, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for additional information.
Impairment of Long-Lived Assets
Impairment of long-lived assets was $1.4 million and $51.3 million for the years ended December 31, 2025 and 2024, respectively. Impairment of long-lived assets expense of $1.4 million for the year ended December 31, 2025 consisted of the impairment of our West Hills, Los Angeles right-of-use lease asset, resulting from the closure of the facility subsequent to the successful transition of the manufacturing of ronde-cel to our LyFE Manufacturing Center. Impairment of long-lived assets expense of $51.3 million for the year ended December 31, 2024 consisted of $12.6 million of impairment expense of our lease right-of-use assets and $38.7 million of impairment expense for the associated leasehold improvements. See Note 5, Impairment of Long-Lived Assets, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for additional information.
Interest Income, Net
Interest income, net was $13.1 million and $24.1 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $11.0 million was primarily driven by decreased interest rates in 2025 coupled with lower cash equivalent and marketable securities balances.
Other (Expense) Income, Net
Other (expense) income, net was $(18.1) million and $4.7 million for the years ended December 31, 2025 and 2024, respectively. The change of $(22.8) million in other (expense) income, net was primarily driven by a $19.2 million loss resulting from the change in the fair value of our SPA put/call liability due to the increase in our stock price since the issuance of the SPA put/call.
Impairment of Other Investments
Impairment of other investments was zero and $13.0 million for the years ended December 31, 2025 and 2024, respectively. The $13.0 million impairment for the year ended December 31, 2024 consisted of the full impairment of one of our other investments. See Note 7, Other Investments, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for additional information.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through the sale and issuance of convertible preferred stock, business development activities and the sale of common stock in connection with our IPO and in a private placement financing. As of December 31, 2025, we had $247.2 million in cash, cash equivalents and marketable securities, excluding restricted cash. Since our inception, we have incurred significant operating losses. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $1.6 billion as of December 31, 2025. From June 29, 2018 (inception) through December 31, 2025, we raised an aggregate of $1.5 billion in gross proceeds primarily from the sales of our convertible preferred stock, the IPO and our July 2025 private placement of our common stock.
In February 2024, we entered into the Sales Agreement with Cowen as our sales agent (Agent) with respect to an at-the-market offering program. In accordance with the terms of the Sales Agreement, we may offer and sell from time to time through the Agent shares of our common stock having an aggregate offering amount of up to $150.0 million (the Placement Shares). Sales of the Placement Shares, if any, will be made at prevailing market prices on Nasdaq at the time of sale, or as otherwise agreed with the Agent, by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the Securities Act). We will pay commissions to the Agent of up to 3% of the gross proceeds of the sale of the Placement Shares sold under the Sales Agreement and reimburse the Agent for certain expenses. Neither us nor the Agent is obligated to sell any shares. As of December 31, 2025, we had not made any sales under the Sales Agreement.
On July 25, 2025, we issued 3,753,752 shares of common stock at a purchase price of $13.32 per share at an initial closing pursuant to the SPA for gross proceeds of approximately $50 million. On March 6, 2026, we issued 1,952,360 shares of common stock at a purchase price of $25.61 per share at a subsequent closing pursuant to the SPA for gross proceeds of approximately $50.0 million.
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
•the extent to which we acquire or invest in businesses, products and technology platforms; and
•integration of any new businesses, products and technology platforms, such as LYL273, into our business.
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
Material Cash Requirements
We continually evaluate our liquidity and capital resources to ensure that we can adequately and efficiently finance our operations. As of December 31, 2025, our material cash requirements consisted primarily of paying salaries and benefits, administering clinical trials, conducting research, improving our manufacturing capabilities, providing the technology and facilities necessary to support our operations, funding operating lease obligations and other payments related to our license and collaboration agreements, and the acquisitions of ImmPACT and our LYL273 license. See Note 4, License, Collaboration and Success Payment Agreements, Note 11, Leases, and Note 3, Acquisitions, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for additional information.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash (used in) provided by:
Operating activities	$(150,024)	$(162,394)	$(163,694)
Investing activities	54,097	122,424	184,048
Financing activities	50,406	1,326	1,743
Net (decrease) increase in cash, cash equivalents and restricted cash	$(45,521)	$(38,644)	$22,097
Operating Activities
During the year ended December 31, 2025, net cash used in operating activities was $150.0 million, primarily reflecting our net loss of $274.4 million, partially offset by non-cash items primarily related to acquired IPR&D expense of $66.3 million, stock-based compensation expense of $41.8 million, loss on SPA put/call of $19.2 million, depreciation and amortization expense of $11.5 million and the loss on property and equipment disposals, net of $3.3 million. Additional reductions of net cash used in operating activities include the decrease of net operating assets and liabilities of $9.9 million and non-cash net amortization and accretion on marketable securities of $5.0 million.
During the year ended December 31, 2024, net cash used in operating activities was $162.4 million, primarily reflecting our net loss of $343.0 million, partially offset by non-cash items mainly related to acquired IPR&D expense of $87.2 million, impairment of long-lived assets expense of $51.3 million, stock-based compensation expense of $33.1 million, depreciation and amortization expense of $19.6 million and impairment of other investments of $13.0 million. Non-cash net amortization and accretion on marketable securities of $14.7 million also contributed to net cash used in operating activities.

Investing Activities
During the year ended December 31, 2025, cash provided by investing activities was $54.1 million, consisting of net maturities and purchases of marketable securities of $95.8 million, partially offset by the $41.2 million acquisition of the LYL273 license.
During the year ended December 31, 2024, cash provided by investing activities was $122.4 million, consisting of net maturities and purchases of marketable securities of $154.2 million, partially offset by the $31.3 million acquisition of ImmPACT, net of cash acquired.
Financing Activities
During the year ended December 31, 2025, cash provided by financing activities was $50.4 million, consisting primarily of proceeds from the issuance of $50.0 million of common stock under the SPA and $0.4 million in proceeds from our employee stock purchase plan.
During the year ended December 31, 2024, cash provided by financing activities was $1.3 million, consisting of $1.2 million in proceeds from our employee stock purchase plan and $0.2 million in proceeds from the exercise of stock options, partially offset by $0.1 million in taxes paid related to the net share settlement of equity awards.
Critical Accounting Estimates
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
Direct transaction costs are recognized as part of the cost of an asset acquisition. The cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. In an asset acquisition, upfront payments allocated to IPR&D are recorded in acquired in-process research and development expense if we determine that there is no alternative future use, and subsequent milestone payments are recorded in research and development expense when achieved for technology that has not yet met product feasibility.
Contingent Consideration
Contingent consideration relates to the payments to the pre-acquisition stockholders of ImmPACT for meeting certain clinical and/or regulatory milestones. We record contingent consideration at fair value at the date of the acquisition when deemed probable. Liabilities for contingent consideration are remeasured each reporting period and subsequent changes in fair value are recognized within other (expense) income, net in our consolidated statements of operations and comprehensive loss. The assumptions utilized in the calculation of the fair values include the probability of success and our stock price. Contingent consideration involves certain assumptions requiring significant judgment and actual results may differ from estimated amounts.
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
We perform quarterly qualitative assessments of potential indicators of impairment and determined that indicators existed for certain of our other investments during the years ended December 31, 2024 and 2023. While there was no single event or factor in each instance, we considered the underlying companies’ operating cash flow requirements over the next year, liquid asset balances to fund those requirements and the uncertainty regarding the underlying companies’ ability to raise funds as indicators of impairment. Due to these indicators, we assessed the valuation of these investments and determined the fair values to be negligible and the impairments to be other-than-temporary in nature. As a result, we recorded zero impairment expense for the year ended December 31, 2025, $13.0 million for one investment for the year ended December 31, 2024 and $12.9 million for two investments for the year ended December 31, 2023. The impairment expenses were recorded within impairment of other investments on our consolidated statements of operations and Comprehensive Loss and as a reduction of the other investments on our consolidated balance sheets.
Valuation of Long-Lived Assets
Long-lived assets, including property and equipment and lease right-of-use assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts of the future undiscounted cash flows the assets are expected to generate from their use and eventual disposition over the remaining useful life of the primary asset of the asset group. The primary asset is the principal long-lived tangible asset being depreciated or intangible asset being amortized that is the most significant component asset from which the asset group derives its cash-flow-generating capacity. If such review indicates the carrying amount of the long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have recorded impairment of long-lived assets of $1.4 million and $51.3 million during the years ended December 31, 2025 and 2024, respectively. See Note 5, Impairment of Long-Lived Assets, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for additional information.
Securities Purchase Agreement Put/Call
We evaluate freestanding equity‑linked instruments to determine their classification and measurement. Management concluded that the SPA put/call issued in July 2025 does not meet the definition of a derivative and does not qualify for equity classification, and we accordingly account for the instrument as a financial asset measured at fair value through earnings.
The determination of fair value requires significant judgment, particularly in assessing the probability and timing of milestone achievement and the relative likelihood of the mutually exclusive outcomes under the put and call rights. We use Monte Carlo simulation valuation models that incorporate assumptions such as stock price volatility, risk‑free interest rates and milestone probabilities. Because these assumptions are inherently uncertain, changes in inputs such as the probability of milestone achievement could materially affect the reported fair value of the SPA put/call and the related gains or losses recognized in earnings.

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
Interest Rate Risk
We had cash equivalents of $49.8 million as of December 31, 2025, which consisted of money market funds and highly liquid investments purchased with original maturities of three months or less from the purchase date. We also had marketable securities of $187.0 million as of December 31, 2025. The primary objective of our investment activities is to preserve capital to fund our operations, and we currently do not hedge our interest rate risk exposure. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material effect on our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We had no debt outstanding as of December 31, 2025.
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
Years ended December 31, 2025, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Lyell Immunopharma, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lyell Immunopharma, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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

Accrued clinical expenses

Description of the Matter
During 2025, the Company incurred $158.7 million of research and development expenses and accrued $9.1 million for research and development expenses as of December 31, 2025, which includes clinical expenses.
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

How We Addressed the Matter in Our Audit
To test the accrued clinical expenses, our audit procedures included, among other things, testing the accuracy and completeness of the underlying data used in the estimate, inspecting contracts with third-party service providers and confirming information directly with third parties.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

San Mateo, California
March 12, 2026

Lyell Immunopharma, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$60,181	$105,597
Marketable securities	187,039	264,930
Prepaid expenses and other current assets	13,719	9,067
Total current assets	260,939	379,594
Restricted cash	1,585	1,690
Marketable securities, non-current	—	13,014
Other investments	19,000	19,000
Property and equipment, net	34,771	48,200
Operating lease right-of-use assets	18,871	24,739
Other non-current assets	4,886	4,622
Total assets	$340,052	$490,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,893	$5,366
Accrued liabilities and other current liabilities	46,519	40,822
Contingent consideration payable	—	7,600
Total current liabilities	49,412	53,788
Operating lease liabilities, non-current	41,921	50,994
Other non-current liabilities	517	3,253
Total liabilities	91,850	108,035
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized at December 31, 2025 and 2024, respectively; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 500,000 shares authorized at December 31, 2025 and 2024, respectively; 21,251 and 14,744 shares issued and outstanding at December 31, 2025 and 2024, respectively[1]	2	1
Additional paid-in capital[1]	1,867,512	1,727,638
Accumulated other comprehensive income	242	291
Accumulated deficit	(1,619,554)	(1,345,106)
Total stockholders’ equity	248,202	382,824
Total liabilities and stockholders’ equity	$340,052	$490,859
1. Amounts previously reported have been retroactively adjusted to reflect the 1-for-20 reverse stock split effected on May 30, 2025. See Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

Lyell Immunopharma, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$36	$61	$130
Operating expenses:
Research and development	158,675	171,603	182,945
General and administrative	45,135	52,041	66,983
Other operating income, net	(2,145)	(3,309)	(2,790)
Acquired in-process research and development	66,332	87,184	—
Impairment of long-lived assets	1,443	51,297	—
Total operating expenses	269,440	358,816	247,138
Loss from operations	(269,404)	(358,755)	(247,008)
Interest income, net	13,080	24,068	23,453
Other (expense) income, net	(18,124)	4,694	1,846
Impairment of other investments	—	(13,001)	(12,923)
Total other (loss) income, net	(5,044)	15,761	12,376
Net loss	(274,448)	(342,994)	(234,632)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	(49)	385	7,505
Comprehensive loss	$(274,497)	$(342,609)	$(227,127)

Net loss per common share, basic and diluted[1]	$(16.06)	$(26.23)	$(18.70)
Weighted-average shares used to compute net loss per common share, basic and diluted[1]	17,093	13,074	12,549
1. Amounts previously reported have been retroactively adjusted to reflect the 1-for-20 reverse stock split effected on May 30, 2025. See Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

Lyell Immunopharma, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022(1)	12,479	$1	$1,608,330	$(7,599)	$(767,480)	$833,252
Stock-based compensation	—	—	47,084	—	—	47,084
Issuance of common stock upon exercise of stock options	150	—	306	—	—	306
Issuance of common stock under employee stock purchase plan	49	—	1,894	—	—	1,894
Issuance of common stock in connection with restricted stock units, net of tax	20	—	(457)	—	—	(457)
Other comprehensive income	—	—	—	7,505	—	7,505
Net loss	—	—	—	—	(234,632)	(234,632)
Balance as of December 31, 2023(1)	12,698	$1	$1,657,157	$(94)	$(1,002,112)	$654,952
Stock-based compensation	—	—	33,144	—	—	33,144
Issuance of common stock upon exercise of stock options	62	—	154	—	—	154
Issuance of common stock under employee stock purchase plan	48	—	1,248	—	—	1,248
Issuance of common stock in connection with restricted stock units, net of tax	61	—	(76)	—	—	(76)
Issuance of common stock for acquisition of IPR&D	1,875	—	36,011	—	—	36,011
Other comprehensive income	—	—	—	385	—	385
Net loss	—	—	—	—	(342,994)	(342,994)
Balance as of December 31, 2024(1)	14,744	$1	$1,727,638	$291	$(1,345,106)	$382,824
Stock-based compensation	—	—	41,829	—	—	41,829
Issuance of common stock upon exercise of stock options	3	—	42	—	—	42
Issuance of common stock under employee stock purchase plan	52	—	365	—	—	365
Issuance of common stock in connection with restricted stock units, net of tax	173	—	(1)	—	—	(1)
Issuance of common stock in connect with contingent consideration milestone	625	—	5,894	—	—	5,894
Issuance of common stock in connection with PIPE financing	3,754	1	57,773	—	—	57,774
Issuance of common stock for acquisition of IPR&D	1,900	—	33,972	—	—	33,972
Other comprehensive loss	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	(274,448)	(274,448)
Balance as of December 31, 2025	21,251	$2	$1,867,512	$242	$(1,619,554)	$248,202
1. Amounts previously reported have been retroactively adjusted to reflect the 1-for-20 reverse stock split effected on May 30, 2025. See Note 2
The accompanying notes are an integral part of these consolidated financial statements.

Lyell Immunopharma, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(274,448)	$(342,994)	$(234,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired IPR&D expense	66,332	87,184	—
Stock-based compensation expense	41,829	33,144	47,084
Loss on securities purchase agreement put/call	19,185	—	—
Depreciation and amortization expense	11,539	19,631	20,250
Net amortization and accretion on marketable securities	(4,959)	(14,681)	(9,596)
Non-cash lease income	(3,550)	(2,198)	(1,873)
Loss on property and equipment disposals, net	3,344	1,341	1,509
Change in fair value of contingent consideration payable	(1,706)	(3,804)	—
Impairment of long-lived assets	1,443	51,297	—
Change in fair value of success payment liabilities	831	(1,165)	(2,780)
Impairment of other investments	—	13,001	12,923
Loss (gain) on marketable equity security	30	(30)	—
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	2,823	1,775	3,125
Accounts payable	(2,339)	(3,234)	1,464
Accrued liabilities and other current liabilities	(7,642)	(1,250)	(719)
Other non-current liabilities	(2,736)	(411)	(449)
Net cash used in operating activities	(150,024)	(162,394)	(163,694)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(780)	(464)	(2,686)
Sales of property and equipment	287	—	—
Purchases of marketable securities	(278,899)	(394,707)	(476,880)
Maturities of marketable securities	374,684	548,941	663,614
Acquisition of assets, net of cash acquired	(41,195)	(31,346)	—
Net cash provided by investing activities	54,097	122,424	184,048
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from securities purchase agreement equity issuance	50,000	—	—
Proceeds from exercise of stock options	42	154	306
Proceeds from employee stock purchase plan	365	1,248	1,894
Taxes paid related to net share settlement of equity awards	(1)	(76)	(457)
Net cash provided by financing activities	50,406	1,326	1,743
Net (decrease) increase in cash, cash equivalents and restricted cash	(45,521)	(38,644)	22,097
Cash, cash equivalents and restricted cash at beginning of period	107,287	145,931	123,834
Cash, cash equivalents and restricted cash at end of period	$61,766	$107,287	$145,931
Represented by:
Cash and cash equivalents	$60,181	$105,597	$145,647
Restricted cash	1,585	1,690	284
Total	$61,766	$107,287	$145,931
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for amounts included in the measurement of lease liabilities	$12,587	$11,467	$10,845
Non-cash investing and financing activities:
Equity issued for Acquisition (Note 3)	$33,972	$36,011	$—
Securities purchase agreement put/call issuance	$7,774	$—	$—
Equity issued for contingent consideration - ImmPACT Bio USA Inc. acquisition	$5,894	$—	$—
Contingent consideration payable related to the purchase of the IPR&D asset on Closing Date (Note 3 & 8)	$—	$11,404	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$144	$29
The accompanying notes are an integral part of these consolidated financial statements.

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements

1. Organization
Lyell Immunopharma, Inc. (the “Company”) was incorporated in Delaware in June 2018. The Company is a late‑stage clinical cell therapy company advancing a pipeline of proprietary next-generation autologous chimeric antigen receptor (“CAR”) T-cell product candidates for patients with hematologic malignancies and solid tumors. The Company’s lead product candidate, rondecabtagene autoleucel (“ronde-cel”, also known as LYL314), is an autologous dual‑targeting CD19/CD20 CAR T‑cell therapy in development for large B-cell lymphoma (“LBCL”). The Company has recently acquired exclusive global rights outside of mainland China, Hong Kong, Macau and Taiwan, to a novel guanylyl cyclase C (“GCC”)-targeted CAR T-cell product candidate in early clinical development for refractory metastatic colorectal cancer (“mCRC”) and other GCC-expressing cancers. The Company’s primary activities since incorporation have been to develop investigational T‑cell therapies, conduct research and development, execute clinical trials, enable and execute manufacturing activities in support of its product candidate development efforts, submit regulatory submissions, acquire technology and product candidates, enter into strategic license and collaboration arrangements, organize and staff the Company, conduct business planning, establish its intellectual property portfolio, raise capital and provide general and administrative support for these activities.
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
Reverse Stock Split
On May 30, 2025, the Company effected a 1-for-20 reverse stock split (“Reverse Split”) of its issued and outstanding shares of common stock, and the common stock began trading on a split-adjusted basis on June 2, 2025. The Reverse Split did not reduce the total number of authorized shares of common stock or the Company’s preferred stock or change the par values per share of the common stock or preferred stock. The Reverse Split affected all stockholders uniformly and did not affect any stockholder’s ownership percentage of the shares of common stock (except to the extent that the Reverse Split resulted in some of the stockholders receiving cash in lieu of fractional shares). All outstanding equity awards entitling their holders to shares of common stock were adjusted as a result of the Reverse Split, in accordance with the terms of each such security. In addition, the number of shares reserved for future issuance pursuant to the Company’s equity incentive plans was adjusted accordingly. As a result, all historical per share data, the number of shares issued and outstanding and outstanding equity awards for the periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively in this Form 10-K, where applicable, to reflect the Reverse Split. As the par value per share of the common stock was unchanged, corresponding amounts have been reclassified from common stock to additional paid-in capital.
Liquidity and Management’s Plan
The Company discovers and develops product candidates that involve experimental technologies. The product candidates may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company expects to continue to incur significant operating losses for the foreseeable future and may never be profitable. As a result, the Company will need to raise additional capital through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. Management believes that it has sufficient working capital on hand to fund operations through at least the next 12 months from the date these consolidated financial statements are issued.
Summary of Significant Accounting Policies
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect reported amounts and related disclosures. Specific accounts that require management estimates include, but are not limited to, stock-based compensation, valuation of

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
long‑lived and acquired assets, the SPA put/call (as defined below) liability, other investments and accrued expenses. See Note 13, Stockholders’ Equity, for additional information regarding the SPA put/call. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Comprehensive Loss
Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. For the years ended December 31, 2025, 2024 and 2023, this was comprised of net unrealized gains and losses on the Company’s marketable securities.
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
Each reporting period, the Company evaluates whether declines in fair value below carrying value are due to expected credit losses, as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs. Expected credit losses, if any, are recorded as an allowance through other (expense) income, net.
Valuation of Other Investments
The Company accounts for its strategic equity interests in common stock and in-substance common stock in non‑publicly traded companies for which it does not have the ability to exercise significant influence in accordance with Accounting Standards Codification (“ASC”) 321, Investments – Equity Securities (“ASC 321”). Upon acquisition, these investments are measured at cost, which represents the then fair value. Under ASC 321, the Company can elect to subsequently measure the investments at initial cost, minus impairment and any changes, plus or minus, resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (“measurement alternative”). This election must be made for each investment separately. The Company has made this election for all investments in this category and will continue to measure these investments using this method until they no longer qualify to be measured in accordance with this method. Changes in the carrying value of other investments are recognized through net loss. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The Company’s assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities and other factors that raise concerns about the investee’s ability to continue as a going concern. If the investment is impaired, an impairment charge is recognized in the amount by which the carrying amount of the investment exceeds the estimated fair value of the investment, with the impairment charge recognized through net loss. See Note 7, Other Investments, for details related to investment impairments recognized during the years ended December 31, 2025, 2024 and 2023.
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

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
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
Valuation of Long-lived Assets
Long-lived assets are reviewed each reporting period for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, which may warrant adjustments to carrying values or estimated useful lives. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset group. Any impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the carrying amount of an individual asset shall not be reduced below its fair value. The Company recognized impairment of long-lived assets expense of $1.4 million for the year ended December 31, 2025, $51.3 million for the year ended December 31, 2024 and zero for the year ended December 31, 2023. See Note 5, Impairment of Long-Lived Assets, for details related to long-lived asset impairments recognized during the years ended December 31, 2025 and 2024.
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
Leases
The Company leases certain office, laboratory and manufacturing spaces. In addition to minimum rent, the leases require payment of real estate taxes, insurance, common area maintenance charges and other executory costs. At inception of a contract, the Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. For all leases, the Company determines the classification of the lease as either operating or financing. As of December 31, 2025 and 2024, all of the Company’s leases were classified as operating leases.
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

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
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

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
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
Stock-based Compensation
Under ASC 718, the Company measures and recognizes expense for restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), employee stock purchases related to the Employee Stock Purchase Plan, stock options, performance awards and contingent milestone payments granted to employees, directors, consultants or other third parties based on the fair value of the awards on the date of grant. Stock-based compensation expense for RSAs, RSUs, stock options and contingent milestone payments are recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. The Company accounts for forfeitures as they occur. For RSAs, RSUs, certain PSUs and contingent milestone payments, the fair value of the Company’s common stock is used to determine the resulting stock-based compensation expense. The fair value of certain stock options is estimated on the date of grant using a Black-Scholes option pricing model, which requires management to apply judgment and make estimates using inputs including:
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
•Expected Volatility—The expected volatility of stock options is determined by weighting the historical volatility of the Company’s common stock with the historical volatilities of the stock of similar entities within the Company’s industry over a period commensurate with the Company’s expected term assumption.
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
For awards with performance conditions that vest upon a performance condition being met, compensation expense is recognized for the number of shares expected to be earned after assessing the probability that a certain performance condition will be met and the targeted payout level associated with the performance condition expected to be achieved. At each reporting date, the Company is required to evaluate whether achievement of a performance condition or a contingent milestone payment is probable. Cumulative adjustments are recorded each quarter to reflect the estimated outcome of the performance-related conditions until the date results are determined and settled. If performance conditions are not met or not expected to be met, any compensation expense previously recognized associated with the awards will be reversed.
The fair values of the Company’s PSUs and performance-based stock options that have market-based metrics are estimated using Monte Carlo simulations. The Company applies an accelerated attribution method to recognize stock-based compensation expense over the applicable service period for these awards. The number of shares expected to be earned is considered in the grant date valuation; therefore, the expense is not subsequently adjusted to reflect the actual shares ultimately earned.
Income Taxes
The Company determines its deferred tax assets and liabilities based on the differences between the financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are measured using the enacted tax

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
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
Acquisitions
The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the requirements of a business in which case the transaction is accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date, and that the fair value of acquired intangibles be recorded on the balance sheet. Any excess of the purchase price over the assigned fair values of the net assets acquired is recorded as goodwill in a business combination. If the Company determines an acquisition does not meet the definition of a business combination under the acquisition method of accounting, the transaction is accounted for as an asset acquisition.
Direct transaction costs are recognized as part of the cost of an asset acquisition. The cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. In an asset acquisition, upfront payments allocated to in-process research and development (“IPR&D”) are recorded in acquired in‑process research and development expense if it is determined that there is no alternative future use, and subsequent milestone payments are recorded in research and development expense when achieved for technology that has not yet met product feasibility.
Contingent Consideration
Contingent consideration relates to the potential payments for achieving certain clinical and/or regulatory milestones. For transactions accounted for as asset acquisitions, the Company records contingent consideration at fair value at the date of the acquisition when deemed probable. Liabilities for contingent consideration are remeasured each reporting period and subsequent changes in fair value are recognized within other (expense) income, net in the consolidated statements of operations and comprehensive loss. The assumptions utilized in the calculation of the fair values include the probability of success and the Company’s stock price. Contingent consideration involves certain assumptions requiring significant judgment and actual results may differ from estimated amounts.
Recently Adopted Accounting Pronouncements
Derivatives
In September 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The amendments in ASU 2025-07 are effective for fiscal years and interim periods beginning after December 15, 2026, with early adoption permitted. The Company early adopted ASU 2025-07 for fiscal 2025 on a prospective basis and the adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
for annual periods beginning after December 15, 2024 and may be applied either prospectively or retrospectively. The Company adopted ASU 2023-09 for the fiscal 2025 year prospectively with no significant updates.
Recently Issued Accounting Pronouncements
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
Interim Reporting
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements.
3. Acquisitions
ICT License Acquisition
On November 6, 2025, the Company entered into an Exclusive License Agreement with Innovative Cellular Therapeutics Holdings Limited and Innovative Cellular Therapeutics, Inc. (together, “ICT”) for the development and commercialization of LYL273, a novel GCC-targeted CAR T-cell product candidate for the treatment of mCRC and other GCC-expressing cancers (the “ICT License Agreement”). Pursuant to the terms of the ICT License Agreement, the Company received exclusive global rights, outside of mainland China, Hong Kong, Macau and Taiwan, to research, develop, manufacture, commercialize and otherwise exploit LYL273 (“LYL273 license”), along with clinical supply through the technology transfer period (subject to a $10 million cap) (“Prepaid clinical supply”), in exchange for an upfront payment of $40 million in cash and the issuance of 1.9 million shares of the Company’s common stock. The fair value of the common stock consideration transferred for the ICT License Agreement was calculated based on the closing stock price of the Company’s common stock on November 6, 2025, which was $17.88 per share, resulting in total upfront consideration of approximately $75.2 million. In addition, ICT is eligible to receive additional cash and equity payments of (i) a potential $30 million clinical milestone payment, up to $115 million upon the achievement of certain late-stage regulatory milestones and up to $675 million in commercial sales milestones; (ii) up to an additional 1.85 million shares of the Company’s common stock based on the achievement of certain clinical and regulatory milestones; and (iii) tiered royalties ranging from mid-single-digits up to 10% on annual net sales in the United States and low to mid-single-digit royalties on annual net sales in other countries within the licensed territory.
The estimated fair value of the assets acquired on November 6, 2025 are as follows (in thousands):

Assets acquired:	As of November 6, 2025
Prepaid clinical supply	$8,835
LYL273 license	66,332
Total assets	$75,167
The fair value of the Prepaid clinical supply was estimated using a market approach as the fair value a market participant would require for the materials (Level 3 of the fair value hierarchy), which resulted in a fair value that differs from the $10 million contractual limit. The Company utilized estimates and assumptions in determining the number of patients and the fair value of Prepaid clinical supply per patient during the technology transfer period to estimate the fair value of the Prepaid clinical supply using the market approach. A small change in the number of patients or the estimate of the fair value of Prepaid clinical supply per patient may have a material change in the total estimated fair value of the

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
Prepaid clinical supply. During the year ended December 31, 2025, the Company received $1.3 million in prepaid clinical supply, resulting in a remaining prepaid clinical supply balance of $7.5 million as of December 31, 2025. Prepaid clinical supply balances are recorded in prepaid expenses and other current assets in the Company’s consolidated balance sheets.
The Company determined that the cash milestones and royalty payments are not subject to derivative accounting under ASC 815, Derivatives and Hedging, as their settlement is contingent upon future net sales and operational milestones related to LYL273. The Company did not record an associated liability on the acquisition date for the cash milestones or royalty payments as the milestones had not yet been achieved. The Company will recognize any future cash milestones or royalty payments in the period in which the cash milestones or royalty payments become due and payable. The Company has not made or accrued for cash milestones or royalty payments as these have not become due and payable.
The Company determined that the milestone payments payable in the Company’s common stock are subject to accounting under ASC 718, Compensation - Stock Compensation. Consistent with the Company’s treatment of other performance-based equity awards, compensation expense is recognized for the number of shares expected to be earned after assessing the probability that a certain performance condition will be met and the targeted payout level associated with the performance condition expected to be achieved. At each reporting date, the Company is required to evaluate whether achievement of a performance condition is probable. If performance conditions are not met or not expected to be met, any compensation expense previously recognized associated with the awards will be reversed. As of December 31, 2025, it was determined a clinical milestone of 1.1 million shares of common stock was probable of achievement resulting in stock compensation expense of $19.7 million, which was recognized in research and development expense.
The Company concluded that the arrangement met the definition of an asset acquisition rather than a business combination, as the transaction failed to meet the definition of a business under ASC 805, Business Combinations. The $66.3 million fair value of the LYL273 license IPR&D acquired was charged to acquired IPR&D expense during the year ended December 31, 2025 as it had no alternative future use as of November 6, 2025.
ImmPACT Acquisition
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
Pursuant to the terms of the Merger Agreement, on the Closing Date, the Company acquired all of the outstanding equity interests of ImmPACT in exchange for an upfront payment of $30.0 million in cash (in addition to approximately $11.9 million for ImmPACT’s existing cash balance, net of certain of ImmPACT’s unpaid transaction expenses) and 1.875 million shares of Company common stock. The acquisition was effected via a merger whereby Merger Sub merged with and into ImmPACT (the “Merger”), with ImmPACT surviving the merger as an indirect, wholly-owned subsidiary of the Company. Contingent consideration following the Closing Date includes (a) additional equity consideration of 625,000 shares of Company Common Stock (“contingent consideration payable”) that may be earned upon the achievement of the earlier to occur of (i) the demonstration of certain clinical milestones or (ii) the receipt of certain regulatory approvals and (b) a low single-digit royalty on future net sales of the dual-targeting CD19/20 CAR T‑cell product in the United States. Contingent consideration payable in the Company’s consolidated balance sheet as of December 31, 2024 consisted of the additional equity consideration of 625,000 shares of Company common stock. All per-share values have been retroactively adjusted to reflect the Reverse Split effected on May 30, 2025. See Note 2, Summary of Significant Accounting Policies, for additional information regarding the Reverse Split.

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
The fair value of the common stock consideration transferred for the acquisition of ImmPACT was calculated based on the closing stock price of the Company’s common stock on October 31, 2024, which was $19.21 per share. The fair value of the contingent consideration payable was derived based on certain valuation inputs, including the closing share price of Lyell common stock on October 31, 2024 and the probability of meeting the milestone, as further discussed in Note 8, Fair Value Measurements. Pursuant to the terms of the Merger Agreement, the Company has a right to offset and cause the sellers to forfeit shares underlying the contingent consideration payable against certain indemnification claims and indemnifiable losses. As a result of this provision, the number of shares underlying the contingent consideration payable is contingently subject to adjustments and the Company has concluded that the arrangement is not indexed to the Company’s equity pursuant to guidance in Accounting Standards Codification (“ASC”) 815-40. Accordingly, the contingent consideration payable was classified as a liability and remeasured at fair value at each reporting date with changes in fair value reported in earnings until the liability was settled in accordance with the terms of the Merger Agreement.
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
The estimated fair value of the net assets acquired at Closing Date are as follows (in thousands):

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
The Company concluded that the arrangement met the definition of an asset acquisition rather than a business combination, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset,

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
IPR&D of product candidate ronde-cel. The $87.2 million fair value of the IPR&D acquired was charged to acquired IPR&D expense during the year ended December 31, 2024 as it had no alternative future use at the time of the Closing Date.
4. License, Collaboration and Success Payment Agreements
Fred Hutch
License Agreement - In 2018, the Company entered into a license agreement with Fred Hutchinson Cancer Center (“Fred Hutch”) that grants the Company a worldwide, sublicensable license under certain patent rights (exclusive) and certain technology (non-exclusive) to research, develop and commercialize products and processes for all fields of use utilizing CARs and/or T-cell receptors (“TCRs”), subject to certain exceptions.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of December 31, 2025, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The success payment liability was $0.4 million and $0.1 million as of December 31, 2025 and 2024, respectively. With respect to the Fred Hutch Collaboration Agreement success payment obligations, the Company recognized success payment expense of $0.3 million for the year ended December 31, 2025, and expense reversals of $0.5 million and $1.9 million for the years ended December 31, 2024 and 2023, respectively, which are recognized in other (expense) income, net.
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

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of December 31, 2025, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The success payment liability is estimated at the fair value at inception and at each subsequent reporting period and the expense is accreted over the service period of the Stanford Collaboration Agreement as research and development expense through September 2024. As of October 2024, the Company’s associated success payment liability was fully accreted to fair value as Stanford had provided the requisite service obligation to earn the potential success payment consideration. For the year ended December 31, 2024 and future periods, the change in the Stanford success payment liability fair value is recognized in other (expense) income, net. The success payment liability was $0.8 million and $0.3 million as of December 31, 2025 and 2024, respectively. With respect to the Stanford Collaboration Agreement success payment obligations, the Company recognized success expense payment of $0.5 million for the year ended December 31, 2025, and expense reversals of $0.6 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.
5. Impairment of Long-Lived Assets
As a result of the successful transition of the manufacturing of ronde-cel from the Company’s West Hills, Los Angeles manufacturing facility to the Company's LyFE Manufacturing CenterTM in Bothell, Washington, and in connection with the planned closure of the West Hills facility, the associated lease has been classified as a separate asset group in 2025. The Company performed an impairment assessment in 2025 and concluded that the carrying value of the West Hills asset group was not recoverable as it exceeded the future undiscounted cash flows the asset was expected to generate from its use and eventual disposition. The Company applied a discounted cash flow method to estimate the fair value of the right‑of-use asset, which represented level 3 nonrecurring fair value measurements. Based on this analysis, the Company recognized long-lived asset impairment charges of $1.4 million for the year ended December 31, 2025 within impairment of long-lived assets in the consolidated statements of operations and comprehensive loss.
The Company performed an impairment assessment of long-lived assets for the year ended December 31, 2024 as a result of the sustained decline in the Company’s stock price and related market capitalization, deferral and reprioritization of certain research and development programs and associated reduction in force. The Company operates as a single reporting unit based on its business and reporting structure. The Company determined all of its long-lived assets represent one asset group for the purposes of the long-lived asset impairment assessment. The Company concluded that the carrying value of the asset group was not recoverable as it exceeded the future undiscounted cash flows the assets are expected to generate from their use and eventual disposition over the remaining useful life of the Company’s primary asset; approximately 5 years remain on the initial term of the Company’s operating lease in South San Francisco, California,

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
which expires in March 2031. To allocate and recognize the impairment loss, the Company determined individual fair values of its long-lived assets. The Company applied a discounted cash flow method to estimate the fair values of its leasehold improvements and right-of-use assets. These represented level 3 nonrecurring fair value measurements. The remaining property and equipment, net was determined to not be impaired. Based on this analysis, the Company recognized long‑lived asset impairment charges of $12.6 million on the lease right-of-use assets and $38.7 million on the related leasehold improvements during the year ended December 31, 2024. No impairment was recognized on the remaining long-lived assets as their carrying values were not in excess of their fair values.
6. Cash Equivalents and Marketable Securities
The fair value and amortized cost of cash equivalents and fixed income marketable securities by major security type are as follows (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$49,766	$—	$—	$49,766
U.S. Treasury securities	175,839	233	—	176,072
U.S. government agency securities	6,528	5	—	6,533
Corporate debt securities	4,430	4	—	4,434
Total cash equivalents and fixed income marketable securities	$236,563	$242	$—	$236,805

Classified as:	Fair Value
Cash equivalents	$49,766
Marketable securities	187,039
Marketable securities, non-current	—
Total cash equivalents and fixed income marketable securities	$236,805

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$73,975	$—	$—	$73,975
U.S. Treasury securities	226,049	262	(40)	226,271
U.S. government agency securities	36,765	51	(1)	36,815
Corporate debt securities	21,473	20	(1)	21,492
Total cash equivalents and fixed income marketable securities	$358,262	$333	$(42)	$358,553

Classified as:	Fair Value
Cash equivalents	$80,639
Marketable securities	264,900
Marketable securities, non-current	13,014
Total cash equivalents and fixed income marketable securities	$358,553
The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for less than 12 months were zero and $31.7 million, as of December 31, 2025 and 2024, respectively. The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for greater than 12 months were zero as of both December 31, 2025 and 2024. As of December 31, 2025 and 2024, all of the Company’s money market and fixed income marketable securities had a maturity date of two years or less, were available

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
for use and were classified as available-for-sale. The Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before recovery of their amortized cost basis. The Company determined that there was no material change in the credit risk of the above investments as of both December 31, 2025 and 2024. As such, an allowance for credit losses has not been recognized. Gross realized gains and losses were de minimis for the years ended December 31, 2025 and 2024 and as a result, amounts reclassified out of accumulated other comprehensive loss for the years ended December 31, 2025 and 2024 were also de minimis. See Note 8, Fair Value Measurements, for additional information regarding cash equivalents and fixed income marketable securities.
7. Other Investments
In prior years the Company made minority ownership strategic investments. As of both December 31, 2025 and 2024, the aggregate carrying amount of the Company’s strategic investments in non-publicly traded companies was $19.0 million. These investments are measured at initial cost, minus impairment, if any, and plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Cumulative impairments of strategic investments in equity investments without readily determinable fair values still held as of both December 31, 2025 and 2024 were $23.0 million, reflecting the full impairment of two of the Company’s other investments.
As a part of the acquisition of each of the Company’s other investments, the Company determines whether an investment or other interest is considered a variable interest. As of both December 31, 2025 and 2024, the Company held an interest in one entity that was concluded to be a variable interest for which the Company was not the primary beneficiary as the Company did not have the power to direct the activities that most significantly impact the economic performance of the variable interest entity. As of both December 31, 2025 and 2024, the carrying value and maximum exposure to loss of the Company’s variable interests were zero.
During the years ended December 31, 2025, 2024 and 2023, the Company performed qualitative assessments of potential indicators of impairment. For the years ended December 31, 2024 and 2023, the Company determined that indicators existed for certain of its other investments with carrying amounts of $13.0 million and $12.9 million, respectively. While no single event or factor was solely responsible for the impairments in each year, the Company considered the underlying companies’ operating cash flow requirements over the next year, liquid asset balances to fund those requirements and the underlying companies’ inability to raise funds as indicators of impairment. Due to these indicators, the Company assessed the valuation of these investments and determined the fair values to be negligible and the impairments to be other-than-temporary in nature. As a result, the Company recorded impairment expenses of $13.0 million for one investment for the year ended December 31, 2024 and $12.9 million for two investments for the year ended December 31, 2023. No impairment was recorded for the year ended December 31, 2025. The impairment expenses were recorded within impairment of other investments on the consolidated statements of operations and comprehensive loss and as reductions to the investment balances within other investments on the consolidated balance sheets.
8. Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$49,766	$—	$—	$49,766
U.S. Treasury securities	—	176,072	—	176,072
U.S. government agency securities	—	6,533	—	6,533
Corporate debt securities	—	4,434	—	4,434
Total financial assets	$49,766	$187,039	$—	$236,805
Financial liabilities:
SPA put/call	$—	$—	$11,411	$11,411
Success payment liabilities	—	—	1,242	1,242
Total financial liabilities	$—	$—	$12,653	$12,653

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$73,975	$—	$—	$73,975
U.S. Treasury securities	—	226,271	—	226,271
U.S. government agency securities	—	36,815	—	36,815
Corporate debt securities	—	21,492	—	21,492
Marketable equity security	30	—	—	30
Total financial assets	$74,005	$284,578	$—	$358,583
Financial liabilities:
Contingent consideration payable	$—	$—	$7,600	$7,600
Success payment liabilities	—	—	411	411
Total financial liabilities	$—	$—	$8,011	$8,011
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
In July 2025, the Company completed a $50.0 million equity financing that included issuance of mutually exclusive put and call rights related to potential future equity issuance of up to an additional $50.0 million financing. See Note 21, Subsequent Events, for more information about the Company’s exercise of the SPA put right. These rights were accounted for as a combined financial asset or liability and measured at fair value on a recurring basis. The SPA put/call is presented within accrued liabilities and other current liabilities on the Company’s consolidated balance sheet as of December 31, 2025. See Note 13, Stockholders’ Equity, for additional information regarding the SPA put/call liability. The SPA put/call is classified as a Level 3 financial instrument and the fair value at inception on July 24, 2025 and period-end on December 31, 2025 were estimated using the Monte Carlo simulation valuation method including the following assumptions:

	July 24, 2025	December 31, 2025
Time to maturity (years)	1.11	0.67
Risk-free rate	4.08%	3.55%
Volatility	91%	90%
The Company’s contingent consideration payable, success payment liabilities and SPA put/call are classified as Level 3 financial instruments. In July 2025, the Company issued 625,000 shares of common stock valued at $5.9 million upon achievement of a specific clinical milestone, thereby settling the contingent consideration payable related to the ImmPACT acquisition. Prior to settlement, the liability was valued using the Company’s common stock price and management’s assessment of the probability of achieving either (i) specified clinical milestones or (ii) certain regulatory approvals. The success payment liabilities were estimated by management using its historical experience of the correlation of success payment fair values relative to the Company’s stock price. See Note 3, Acquisitions, for additional information regarding the contingent consideration payable.
The Company utilizes estimates and assumptions in determining the estimated contingent consideration payable, success payment liabilities and SPA put/call and associated changes in fair value. A small change in the value of the Company’s common stock may have a relatively large change in the estimated fair value of the contingent consideration payable, success payment liabilities and SPA put/call and associated changes in fair value. Additionally, a small change in management’s assessment of the likelihood of achieving either (i) the specified clinical milestones or (ii) certain regulatory approvals related to the estimated valuation of the contingent consideration payable may have a relatively large change in the estimated fair value. A small change in management’s assessment of the likelihood of achieving either a clinical

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
milestone relating to the Company’s ongoing PiNACLE pivotal trial or certain other corporate milestones relevant to the SPA put/call may have a material change in its estimated fair value.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Contingent Consideration Payable	Success Payment Liabilities	SPA put/call (Asset) Liability
Balance at December 31, 2023	$—	$1,576	$—
Issuance	11,404	—	—
Change in fair value (1)	(3,804)	(1,165)	—
Balance at December 31, 2024	7,600	411	—
Issuance	—	—	(7,774)
Change in fair value (1)	(1,706)	831	19,185
Settlement via equity issuance	(5,894)	—	—
Balance at December 31, 2025	$—	$1,242	$11,411
__________
(1)The change in fair value of the contingent consideration payable subsequent to Closing Date, Fred Hutch success payment liabilities and SPA put/call (asset) liability are recorded in other (expense) income, net. Changes in the fair value of Stanford success payment liabilities are recorded as either other (expense) income, net or research and development expenses, depending on the period. (See Note 4, License, Collaboration, and Success Payment Agreements.)
In October 2022, the Company received non-voting PACT Series D convertible preferred stock with an estimated fair value of $2.9 million using the cost approach. Under this approach, the fair value of an asset is measured by the cost to reconstruct or replace such asset with another one of like utility. The fair value of PACT was estimated by using significant unobservable inputs, including an estimate of insignificant fair value associated with PACT intangible assets. Accordingly, the Company classified the fair value measurement of PACT preferred stock on October 1, 2022 as Level 3 under the fair value hierarchy. In June 2023, the Company performed a qualitative assessment of potential indicators of impairment of the PACT Series D convertible preferred stock investment, resulting in a $2.9 million impairment expense for the year ended December 31, 2023.
9. Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2025	2024
Leasehold improvements	$79,739	$79,613
Laboratory equipment	26,372	36,106
Computer equipment and software	1,672	1,805
Furniture and fixtures	814	1,114
Construction in progress	452	241
Property and equipment, at cost	109,049	118,879
Less: Accumulated depreciation and amortization	(74,278)	(70,679)
Total property and equipment, net	$34,771	$48,200
Depreciation and amortization expense was $10.4 million, $19.4 million and $20.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
During the year ended December 31, 2024, the Company recorded impairment losses of $38.7 million for leasehold improvements. The Company did not record any impairment losses related to leasehold improvements in 2025 or 2023. See Note 5, Impairment of Long‑Lived Assets, for further information.

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
10. Accrued Liabilities and Other Current Liabilities
Accrued liabilities and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
SPA put/call	$11,411	$—
Accrued compensation and related benefits	11,154	19,235
Accrued research and development expenses	9,117	9,439
Current lease liabilities	9,073	7,974
Other	2,559	2,999
Deferred lease income	2,535	483
Accrued legal	670	692
Total accrued liabilities and other current liabilities	$46,519	$40,822
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
On the ImmPACT acquisition Closing Date, the Company acquired an operating lease agreement for approximately 26,000 square feet of office and laboratory space located in Los Angeles, California, with an initial lease term expiring in January 2028. See Note 3, Acquisitions, for further information regarding the ImmPACT acquisition. The Company has one five-year option to extend the lease, which is not reasonably assured.

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
The following table summarizes the Company’s future minimum operating lease commitments, including lease incentives, as of December 31, 2025 (in thousands):

Year Ending December 31:
2026	$12,959
2027	13,341
2028	13,005
2029	10,398
2030	9,855
Thereafter	2,333
Total undiscounted lease payments	61,891
Less: imputed interest	(10,897)
Total operating lease liabilities	$50,994

Reported as of December 31, 2025:
Short-term portion of lease liabilities (included in accrued liabilities and other current liabilities)	$9,073
Operating lease liabilities, non-current	41,921
Total	$50,994
The operating lease costs for all operating leases were $9.1 million, $9.2 million and $9.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. The operating lease costs and total commitments for short-term leases were de minimis for the years ended December 31, 2025, 2024 and 2023. Variable lease costs for operating leases were $6.9 million, $7.1 million and $5.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. The weighted-average remaining lease terms for operating leases were 4.8 years and 5.7 years as of December 31, 2025 and 2024, respectively. The weighted-average discount rates for operating leases were 8.5% as of both December 31, 2025 and 2024.
The Company entered into subleases in May 2021 and September 2024, whereby the Company agreed to sublease approximately 11,000 and 12,150 square feet, respectively, currently leased by the Company in South San Francisco, California. These subleases are classified as operating leases and will expire in March 2031 and July 2026, respectively.
In September 2021, the Company entered into a sublease with Sonoma Biotherapeutics, Inc. (“Sonoma”), a related party, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. See Note 19, Related-Party Transactions. As a part of the sublease, in September 2021, the Company received a $4.6 million tenant improvement contribution payment, which will be recognized over the term of the sublease. The sublease is classified as an operating lease and will expire in September 2026. The Company recognized Sonoma sublease income of $1.9 million for each of the years ended December 31, 2025, 2024 and 2023.
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

	Year Ended December 31,
	2025	2024	2023
Other operating income, net - subleases	$5,466	$4,530	$4,152
Sublease income	$3,601	$3,004	$2,729
During the year ended December 31, 2025 and 2024, the Company recorded impairment losses of $1.4 million and $12.6 million for lease right‑of‑use assets, respectively. The Company did not record any impairment losses for lease right-of-use assets in 2023. See Note 5, Impairment of Long‑Lived Assets, for further information.

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
12. Convertible Preferred Stock
As of December 31, 2025, no shares of convertible preferred stock were outstanding.
13. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2025 and 2024, no shares of preferred stock were outstanding.
Common Stock
The Company is authorized to issue 500 million shares of common stock with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were 21,251,353 shares and 14,743,777 shares of the Company’s common stock outstanding, respectively.
On February 28, 2024, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) acting as the Company’s sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at‑the‑market equity offerings. The Company will pay Cowen commissions of up to 3% of the gross proceeds of the sale, and reimbursement of certain expenses, under this agreement. Neither the Company nor Cowen is obligated to sell any shares. As of December 31, 2025, the Company had not made any sales under the Sales Agreement.
In July 2025, the Company entered into the SPA with certain institutional and other accredited investors (the “Purchasers”), pursuant to which the Company sold and issued 3,753,752 shares of common stock at a purchase price of $13.32 per share at an initial closing, for gross proceeds of approximately $50.0 million.
Pursuant to the SPA, the Company had the right, but not the obligation, to require the Purchasers to purchase approximately $50.0 million of additional shares of common stock (and/or pre-funded warrants in lieu of common stock) at a closing (the “Milestone Closing”) upon the occurrence of a milestone event within 12 months following the initial closing (the “Put Right”). The purchase price per share of common stock in the Milestone Closing will be $25.61, unless the closing price of the common stock on the date before the Milestone Closing is less than $10.41, in which case it will be $10.41 per share. If the purchase price in the Milestone Closing will be $10.41 per share, the Company may rescind its Milestone Closing election before completion of the Milestone Closing.
At any time before the Milestone Closing and until the later of 12 months following the initial closing and 40 days after the Purchasers receive notice from the Company of the achievement of a milestone event, each Purchaser will have the right, but not the obligation, to purchase at a closing (each, an “Investor Call Closing”) the same dollar amount of common stock (or pre-funded warrants in lieu thereof) it has committed to purchase in the Milestone Closing, at a purchase price of $30.73 per share. If any Purchaser exercises its right to hold its Investor Call Closing, it will not participate in any subsequent Milestone Closing. In addition, subject to specified exceptions, if the Company completes a bona fide equity financing for capital-raising purposes on terms that are more favorable to investors than the terms of the Investor Call Closing, the Company’s right to hold the Milestone Closing will terminate. The Milestone Closing and Investor Call Closing (the “SPA put/call”) were determined to be a combined financial instrument as they are mutually exclusive. The Company evaluated the SPA put/call under ASC 815 and concluded it does not meet the definition of a derivative. See Note 8, Fair Value Measurements, for additional information regarding the valuation of the SPA put/call liability. See Note 21, Subsequent Events, for more information about the Company’s exercise of the SPA put right.
14. Stock-based Compensation
Equity Incentive and Employee Stock Purchase Plans
In June 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”), both of which became effective on the date of the underwriting agreement related to the Company’s IPO. Under the 2021 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards (“RSAs”), RSUs, PSUs, stock appreciation rights, performance awards and other stock-based awards. The term of any stock option granted under the 2021 Plan cannot exceed ten years. Generally, stock options (other than performance-based stock options, discussed below) and RSU awards granted by the Company vest over four years,

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
but may be granted with different vesting terms. PSUs and PBOs generally have a three-year performance period, with vesting subject to the achievement of the associated performance condition. On January 1, 2025, the Company reserved an additional 737,188 shares of common stock for issuance under the 2021 Plan representing 5% of the total common shares outstanding as of December 31, 2024. The Company’s board of directors elected to reserve no additional shares under the 2021 ESPP for the year beginning January 1, 2025.
The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering or on the purchase date. Under the 2021 ESPP, 51,799, 47,738 and 49,320 shares were issued for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, 2,105,974 and 200,833 shares were available for future issuance pursuant to the 2021 Plan and the 2021 ESPP, respectively.
Stock-based Compensation Expense
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$28,743	$14,577	$18,207
General and administrative	13,086	18,567	28,877
Total stock-based compensation expense	$41,829	$33,144	$47,084
Research and development stock-based compensation expense for the year ended December 31, 2025 reflects the expense associated with an ICT equity milestone deemed probable of achievement of $19.7 million. See Note 3, Acquisitions, for additional information regarding ICT equity milestones. At December 31, 2025, total stock-based compensation cost related to unvested awards not yet recognized was $26.6 million, which is expected to be recognized over a remaining weighted-average period of 2.4 years.
Stock Options Repricing
In November 2023, the Board of Directors of the Company approved, effective November 16, 2023, a one-time repricing of certain stock option awards that had been granted to date under the 2021 Plan and 2018 Plan. The repricing impacted stock options with exercise prices greater than $47.40 held by employees who remained employed as-of November 16, 2023 and were not impacted by the Company’s November 16, 2023 reduction in workforce. The original exercise prices of the repriced stock options ranged from $52.20 to $359.00 per share for 200 total grantees with 1,170,843 shares repriced. Each stock option was repriced to have a per share exercise price of $37.40, which was the closing price of the Company’s common stock on November 16, 2023. To receive the new exercise price, option holders were required to be employed with the Company through November 15, 2024. Additionally, the vesting schedule for the unvested shares underlying repriced stock options held by executives at the level of senior vice president and above was extended for an additional year. There were no changes to the vesting schedules for employees below the level of senior vice president. No changes were made to the expiration dates of or number of shares underlying the repriced stock options. Incremental stock-based compensation expense resulting from the repricing was $8.9 million in the aggregate. Expense for vested awards was recognized through November 15, 2024 and expense for unvested awards will be recognized over the remaining service life of the option.
Performance-Based Stock Options
During the year ended December 31, 2025, the Company granted performance-based stock options to certain key employees. Performance-based stock options (“PBOs”) awarded to employees have a three-year performance period and vest based upon the Company’s performance against a two and three-year relative total shareholder return (“rTSR”) metric or upon the achievement of certain clinical development milestones. Certain of the clinical development milestones were probable of achievement as of December 31, 2025, representing 7,062 shares. For the portion of PBOs subject to certain clinical development milestones, 50% vest upon the achievement of the applicable milestone and the remaining 50% vest upon the earlier of (a) one year of service from the date of such achievement and (b) the end of the three-year performance period. The vesting of all PBOs granted is also subject to the respective employee’s continued employment. The Company

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
valued the portion of the PBOs subject to the rTSR metric using a Monte Carlo simulation. The number of PBOs granted subject to the rTSR metrics represents the target number of options that are eligible to be earned based on the achievement of the metrics established at the beginning of the performance period, which ends on December 31st of the three-year performance period. For the portion of PBOs subject to the rTSR metrics, employees may ultimately earn between zero and 200% of the target number of PBOs granted based on the degree of achievement of the applicable rTSR metric. Accordingly, additional PBOs may be issued or currently outstanding PBOs may be cancelled upon final determination of the degree of achievement of the applicable rTSR metric. PBOs have contractual terms of ten years from grant date.
A summary of the Company’s PBO activity was as follows:

	Number of PBOs	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
PBOs outstanding as of December 31, 2024	—	$—	—	$—
Granted(1)	138,250	$11.07
Exercised	—	$—
Canceled or forfeited	(39,382)	$11.07
PBOs outstanding as of December 31, 2025	98,868	$11.07	9.11	$1,949
PBOs exercisable as of December 31, 2025	—	$—	—	$—
(1)     PBO grants reflect the target number of shares eligible to be earned at the time of grant.
Performance-Based Restricted Stock Units
During the year ended December 31, 2024, the Company granted PSU awards to certain key employees. PSUs awarded to employees have a three-year performance period and vest based upon the Company’s performance against a two and three-year rTSR metric, or upon the achievement of certain clinical development milestones. Certain of the clinical development milestones were determined to be probable of achievement as of December 31, 2025, representing 58,238 shares. For the portion of PSUs subject to certain clinical development milestones (other than the bonus clinical development milestone), 50% vest upon the achievement of the applicable milestone, and the remaining 50% vest upon the earlier of (a) one year of service from the date of such achievement and (b) the end of the three-year performance period. The vesting of all PSU awards granted is also subject to the respective employee’s continued employment. The Company valued the portion of PSUs subject to the rTSR metric using a Monte Carlo simulation. The number of PSUs granted subject to the rTSR metrics represents the target number of units that are eligible to be earned based on the achievement of the metrics established at the beginning of the performance period, which ends on December 31st of the three-year performance period. For the portion of PSUs subject to the rTSR metrics, employees may ultimately earn between zero and 200% of the target number of PSUs granted based on the degree of achievement of the applicable rTSR metric. Accordingly, additional PSUs may be issued or currently outstanding PSUs may be cancelled upon final determination of the degree of the achievement of the applicable rTSR metric. Stock-based compensation expense recognized for the PSU awards was $1.7 million and $1.9 million for the years ended December 31, 2025 and 2024, respectively and zero for the year ended December 31, 2023.

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
A summary of the Company’s PSU activity was as follows:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested PSUs as of December 31, 2024	135,170	$37.63
PSUs granted(1)	—	$—
PSUs vested	(33,623)	$36.00
PSUs forfeited or canceled	(36,029)	$39.36
Unvested PSUs as of December 31, 2025	65,518	$37.51
(1)     PSU grants reflect the target number of shares eligible to be earned at the time of grant.
The fair value of PSUs vested during the year ended December 31, 2025 was $0.4 million and was zero during both the years ended December 31, 2024 and 2023. As of December 31, 2025, certain of the PSU metrics have been met, resulting in 33,623 shares vesting.
Restricted Stock Units
A summary of the Company’s RSU activity was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested RSUs as of December 31, 2024	281,190	$34.40
RSUs granted	287,735	$11.82
RSUs vested	(139,928)	$25.66
RSUs forfeited or canceled	(122,582)	$24.88
Unvested RSUs as of December 31, 2025	306,415	$19.77
The fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $1.7 million, $2.0 million and $1.4 million, respectively.
Stock Options
A summary of the Company’s stock option activity was as follows:

	Number of Stock Options	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2024	2,239,354	$49.80	6.62	$1,479
Granted	864,491	$14.25
Exercised	(3,750)	$11.07
Canceled or forfeited	(403,651)	$36.96
Options outstanding as of December 31, 2025	2,696,444	$40.32	6.14	$17,090
Options exercisable as of December 31, 2025	1,660,556	$52.51	4.40	$4,704

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
The fair value of stock options and performance-based stock options granted to employees, directors and consultants valued using the Black-Scholes option pricing model was estimated on the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.05%	4.17%	4.13%
Expected volatility	85.7%	75.9%	88.0%
Expected term (in years)	6.04	5.89	6.06
Expected dividend yield	0%	0%	0%
The weighted-average grant date fair value of options granted for the years ended December 31, 2025, 2024 and 2023 was $10.31 per share, $26.00 per share and $33.80 per share, respectively. The intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $0.1 million, $2.9 million and $6.5 million, respectively.
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
Beginning with 2025 annual reporting, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, prospectively as described in Note 2, Summary of Significant Accounting Policies. A reconciliation of the U.S. federal statutory income tax rate to the effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 was as follows (in thousands, except percentages):

	Year Ended December 31, 2025
U.S. federal statutory tax	$(57,634)	21.00%
Change in valuation allowance	53,781	(19.60)
Nontaxable or nondeductible items
Stock-based compensation	5,830	(2.12)
Fair value adjustment on PIPE	4,029	(1.47)
Other nondeductible items	(2,314)	0.84
R&D Tax credits	(3,563)	1.30
Worldwide changes in UTB	(115)	0.04
Other	(14)	0.01
Effective income tax rate	$—	0.00%
A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations was as follows:

	Year Ended December 31,
	2024	2023
U.S. federal statutory tax	21.00%	21.00%
State tax, net of federal benefit	4.61	7.45
Change in valuation allowance	(20.39)	(29.10)
Stock-based compensation	(2.17)	(2.25)
Tax credits	2.23	2.96
IPR&D	(5.34)	—
Other	0.06	(0.06)
Effective income tax rate	0.00%	0.00%

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
The principal components of the Company’s net deferred tax assets were as follows (in thousands), noting certain prior year items were reclassified to conform to the current year presentation:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$242,841	$176,298
Tax credit carryforward	42,501	37,611
Capital loss carryforward	14,585	14,705
Accrued liabilities and allowances	3,070	3,818
Property and equipment	10,758	10,551
Intangibles capitalized for tax	30,107	5,582
Capitalized research and development	59,709	82,389
Investment basis difference	7,761	7,820
Lease liability	14,134	16,486
Stock-based compensation	7,893	10,036
Other	819	1,061
Gross deferred tax assets	434,178	366,357
Valuation allowance	(428,947)	(359,440)
Deferred tax assets, net of valuation allowance	5,231	6,917
Deferred tax liabilities:
Operating lease right-of-use assets	(5,231)	(6,917)
Deferred tax liabilities	(5,231)	(6,917)
Net deferred tax assets	$—	$—
The changes in the Company’s valuation allowance were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$359,440	$248,420
Change charged to income tax expense	69,507	111,020
Ending balance	$428,947	$359,440
The One Big Beautiful Bill Act (“OBBBA”) enacted on July 4, 2025, introduced notable changes to the U.S. Internal Revenue Code, including immediate expensing of domestic Section 174 costs. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software or technique. As previously required under the Tax Cuts and Jobs Act, the Company capitalized research and development expenditures in the years ended December 31, 2022 through December 31, 2024. With the enactment of OBBBA, the Company began deducting Section 174 costs in 2025. As of December 31, 2025, the Company has a deferred tax asset of $59.7 million related to capitalized Section 174 expenditures.
As of December 31, 2025 and 2024, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $868.6 million and $599.2 million, respectively, which were available to reduce future taxable income and do not expire. The Company also had U.S. state NOL carryforwards of $876.5 million that begin to expire in 2038 and foreign carryforwards of $7.5 million that do not expire. The Company had gross U.S. federal and state tax credits of $48.6 million and $43.6 million as of December 31, 2025 and 2024, respectively, which may be used to offset future tax liabilities. The federal NOL carryforward period is indefinite, while the tax credits will begin to expire in 2039. The attributed carryforwards may become subject to annual limitations in the event of certain cumulative changes in the ownership interest of significant stockholders. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. As of both December 31, 2025 and 2024, the Company had a capital loss carryforward of $52.5 million, which will expire in 2028.
The Company maintains a full valuation allowance on its net U.S. deferred tax assets. The assessment regarding whether a valuation allowance is required considers the evaluation of both positive and negative evidence when concluding

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
whether it is more likely than not that deferred tax assets are realizable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative loss in recent years and its forecasted losses in the near-term as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, Accounting for Income Taxes (“ASC 740”), the Company determined that the negative evidence outweighed the positive evidence and a full valuation allowance on its U.S. net deferred tax assets will be maintained. The valuation allowance relates primarily to net U.S. deferred tax assets from net operating loss carryforwards, research and development tax credit carryforwards, research and development expenses and intangibles capitalized and amortized for tax but deducted for GAAP. The Company will continue to assess the realizability of its deferred tax assets and adjust the valuation allowance as required by ASC 740.
In connection with the October 2024 acquisition of ImmPACT stock, the Company recorded U.S. deferred tax assets of $39.6 million, which are mainly related to capitalized research costs and tax attribute carryforwards. The deferred tax assets were considered not more likely than not to be realized and therefore were fully offset by a valuation allowance of $39.6 million.
As of December 31, 2025 and 2024, the Company has an Israeli subsidiary with deferred tax assets of $1.8 million and $1.4 million, respectively, which are mainly related to tax attribute carryforwards. These deferred tax assets are also fully offset by a valuation allowance. The U.S. Company is not dependent on repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company’s foreign operations are intended to be permanently reinvested in those operations. U.S. income taxes have not been recognized on any undistributed earnings that are intended to be permanently reinvested. It is not practical at this time to estimate the additional tax that may become payable upon the eventual repatriation of these amounts, but it is not expected to be material.
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
As of December 31, 2025 and 2024, the Company has an unrecognized tax benefit (“UTB”) of $3.5 million and $3.7 million, respectively, as a reduction to the deferred tax asset. If recognized, it would have no impact to our effective tax rate as we have a full valuation allowance. There are no penalties or accrued interest recorded in the consolidated financial statements.
The following table summarized changes to the Company’s unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$3,659	$400
Additions based on tax position related to the current year	—	1,625
Adjustments based on prior year tax positions	(202)	1,634
Ending balance	$3,457	$3,659
The Company files income tax returns in the U.S. federal, various state jurisdictions and Israel. The Company is generally subject to examination by the U.S. federal and local income tax authorities for all tax years in which a loss carryforward is available. The Company is currently not under examination by the Internal Revenue Service or other jurisdictions for any tax years.
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

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
17. Employee Benefit Plan
In January 2019, the Company adopted a 401(k) retirement and savings plan (the “401(k) Plan”) covering all of its employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS. Beginning in 2022, the Company sponsors a defined-contribution savings plan with matching 401(k) contributions based upon the amount of the employees’ contributions subject to certain limitations. The Company made matching contributions to the 401(k) Plan on behalf of participants of $0.8 million, $1.0 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
18. Commitments and Contingencies
Collaboration and License Agreements
The Company has entered into certain collaboration and license agreements, including those identified in Note 4, License, Collaboration and Success Payment Agreements above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial milestones. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause the discontinuance of the programs, including termination of such agreements. Due to the nature of these agreements, the future potential payments are inherently uncertain, and accordingly no amounts had been recorded for the potential future achievement of these targets as of December 31, 2025 and 2024.
19. Related-Party Transactions
In September 2021, the Company entered into a sublease with Sonoma (“Sonoma Sublease”), with whom the Company has common stockholders with board seats, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. Dr. Klausner, the Chair of the Company’s board of directors, also serves as Board Chair of the board of directors of Sonoma. As a part of the Sonoma Sublease, a $4.6 million tenant improvement contribution payment was made by Sonoma, which is recognized over the term of the Sonoma Sublease. As of December 31, 2025 and 2024, there were accrued liabilities and other current liabilities of $2.5 million and $0.5 million, respectively, and as of December 31, 2025 and 2024, there were other non-current liabilities of zero and $2.5 million, respectively, in connection with the Sonoma Sublease. Total operating income from Sonoma and income solely attributable to the Sonoma Sublease are shown in the table below (in thousands). Total operating income includes income attributable to the sublease, as well as additional operating fees recognized in “other operating income, net” such as common area maintenance charges. See Note 11, Leases, for more detail on the Sonoma Sublease.

	Year Ended December 31,
	2025	2024	2023
Sonoma other operating income, net	$2,740	$2,838	$2,592
Sonoma sublease income	$1,861	$1,861	$1,861
In connection with the SPA, ARCH Venture XIII, L.P. participated as a Purchaser by acquiring approximately 0.9 million shares of common stock for aggregate gross proceeds to the Company of $12.5 million at a purchase price of $13.32 per share. ARCH Venture Fund XIII, L.P. filed a Form 3 in July 2025 stating it beneficially owned greater than 10% of the Company’s outstanding common stock as of that date. See Note 13, Stockholders’ Equity, for additional information regarding the SPA.
20. Segment
The Company reports segment information in accordance with the management approach, which reflects the internal reporting utilized by the Chief Operating Decision Maker (“CODM”), the Company’s President and Chief Executive Officer. Based on the information used by the CODM to allocate resources and assess the Company’s performance, the Company has determined it operates in one segment. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Prior period segment information has been recast to reflect the manner in which financial information is currently reviewed by the CODM to allocate resources and assess performance, conforming to the current period presentation.

Lyell Immunopharma, Inc.
Notes to Consolidated Financial Statements—(Continued)
The CODM evaluates the performance of the Company’s sole reportable segment based on net income or loss that also is reported on the consolidated statements of operations and comprehensive loss as net income or loss. The table below details the Company’s segment net loss, significant expenses, and other segment items (in thousands). The measure of segment assets is reported on the consolidated balance sheets as total assets.

	Year Ended December 31,
	2025	2024	2023
Revenue	$36	$61	$130
Less:
Technical operations	47,202	46,102	49,851
Clinical development	36,671	38,561	27,241
Support functions	25,737	29,870	34,096
Lease costs	16,643	16,885	14,788
Operations management	13,106	14,145	22,814
Research activities	11,038	25,284	33,309
Other segment items(1)	124,087	172,208	52,663
Net loss	$274,448	$342,994	$234,632
1.Includes stock-based compensation, depreciation, other operating income, net, acquired in-process research and development, impairment of long-lived assets, interest income, net, other (expense) income, net, and impairment of other investments.
Total expenditures for additions to the Company’s property and equipment, net were $0.6 million, $0.6 million and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company’s long-lived assets as of December 31, 2025 and 2024 are located in the United States.
21. Subsequent Events
Pursuant to the SPA, the Company exercised the Put Right following achievement of the applicable milestone and, on March 6, 2026, the Company sold and issued 1,952,360 shares of common stock at a purchase price per share of $25.61 at the Milestone Closing, for gross proceeds of approximately $50.0 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on an evaluation under that framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
During the quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) and (c) of Regulation S-K, respectively.
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
The remainder of the information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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
(3)The following Exhibits are filed as part of this report.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger, dated as of October 24, 2024, by and among the Registrant, ImmPACT Bio USA Inc., Inspire Merger Sub Inc. and WT Representative LLC, solely in its capacity as the Representative.	8-K	001-40502	2.1	10/24/2024
3.1	Amended and Restated Certificate of Incorporation.	S-8	333-257249	4.1	6/21/2021
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Lyell Immunopharma, Inc.	8-K	001-40502	3.1	5/28/2025
3.3	Amended and Restated Bylaws.	8-K	001-40502	3.1	12/05/2025
4.1	Form of Common Stock Certificate.	10-Q	001-40502	4.1	8/12/2025
4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated March 5, 2020.	S-1	333-256470	4.2	5/25/2021
4.3	Description of Securities	10-K	001-40502	4.3	2/28/2023
10.1#	Lyell Immunopharma, Inc. 2018 Equity Incentive Plan, as amended.	S-1	333-256470	10.1	5/25/2021
10.2#	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise and Restricted Stock Award Agreement under the Lyell Immunopharma, Inc. 2018 Equity Incentive Plan.	S-1	333-256470	10.2	5/25/2021
10.3#	Lyell Immunopharma, Inc. 2021 Equity Incentive Plan.					X

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
10.4#	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Lyell Immunopharma, Inc. 2021 Equity Incentive Plan.	S-1/A	333-256470	10.4	6/9/2021
10.5#	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Lyell Immunopharma, Inc. 2021 Equity Incentive Plan.	S-1/A	333-256470	10.5	6/9/2021
10.6#	Lyell Immunopharma, Inc. 2021 Employee Stock Purchase Plan.					X
10.7#	Lyell Immunopharma, Inc. Non-Employee Director Compensation Policy.					X
10.8#	Lyell Immunopharma, Inc. Officer Severance Plan.	10-K	001-40502	10.8	3/29/2022
10.9	Form of Indemnification Agreement by and between the Registrant and its directors and executive officers.	S-1	333-256470	10.9	5/25/2021
10.10#	Offer Letter, by and between the Registrant and Lynn Seely, dated December 14, 2022	8-K	001-40502	10.2	12/16/2022
10.11#	Offer Letter by and between the Registrant and Stephen Hill, dated May 9, 2019.	S-1	333-256470	10.14	5/25/2021
10.12#	Offer Letter by and between the Registrant and Gary Lee, dated November 24, 2021.	10-K	001-40502	10.16	2/28/2024
10.13#	Offer Letter by and between the Registrant and Mark Meltz, dated June 4, 2025.	10-Q	001-40502	10.2	8/12/2025
10.14#	Offer Letter by and between the Registrant and David Shook, dated June 3, 2025.	10-Q	001-40502	10.1	8/12/2025
10.15#	Severance Waiver by and between the Registrant and Stephen Hill, dated April 19, 2022.	10-Q	001-40502	10.1	5/10/2022
10.16#	Offer Letter, by and between the Registrant and Smital Shah, dated March 3, 2026.	8-K	001-40502	10.1	3/9/2026
10.17	Standard Office Lease for Building C by and between the Registrant and Bre Wa Office Owner LLC, dated August 28, 2019.	S-1	333-256470	10.19	5/25/2021
10.18	Standard Office Lease for Building E by and between the Registrant and Bre Wa Office Owner LLC, dated August 28, 2019.	S-1	333-256470	10.20	5/25/2021
10.19	Lease by and between the Registrant and BMR-500 Fairview Avenue LLC, dated November 27, 2018, as amended.	S-1	333-256470	10.21	5/25/2021
10.20	Lease Agreement by and between the Registrant and ARE-San Francisco No. 65, LLC, dated August 15, 2019, as amended.	S-1	333-256470	10.22	5/25/2021

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
10.21	Registration Rights Agreement, dated as of October 31, 2024, by and among the Registrant, each of the Sellers Party thereto and WT Representative LLC, solely in its capacity as the Representative of the Sellers.	8-K	001-40502	10.1	10/31/2024
10.22	Exclusive License Agreement by and between Kalthera, Inc., a subsidiary of the Registrant, and the Regents of the University of California, acting through The Technology Development Group of the University of California, Los Angeles (UCLA), dated February 18, 2021, as amended.	10-K	001-40502	10.22	3/11/2025
10.23	Securities Purchase Agreement by and among the Registrant and the Purchasers listed therein, dated July 24, 2025.	8-K	001-40502	10.1	7/25/2025
10.24*	Exclusive License Agreement by and between the Registrant and Innovative Cellular Therapeutics Holdings Limited and Innovative Cellular Therapeutics, Inc., dated November 6, 2025.					X
10.25	Registration Rights Agreement by and between the Registrant and Innovative Cellular Therapeutics Holdings Limited, dated November 6, 2025.					X
19.1	Lyell Immunopharma, Inc. Insider Trading Policy.					X
23.1	Consent of independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
32.1+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
97.1	Incentive Compensation Recoupment Policy dated September 6, 2023.	10-K	001-40502	97.1	2/28/2024
101.INS	XBRL Instance Document.	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

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
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California on March 12, 2026.

LYELL IMMUNOPHARMA, INC.

By:	/s/ LYNN SEELY
Name:	Lynn Seely, M.D.
Title:	President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lynn Seely, Smital Shah and Mark Meltz, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ LYNN SEELY	President, Chief Executive Officer and Director	March 12, 2026
Lynn Seely, M.D.	(Principal Executive Officer)

/s/ SMITAL SHAH	Chief Financial and Business Officer	March 12, 2026
Smital Shah	(Principal Financial Officer)

/s/ VERONICA SANCHEZ	VP, Controller	March 12, 2026
Veronica Sanchez	(Principal Accounting Officer)

/s/ RICHARD D. KLAUSNER	Chair of the Board of Directors	March 12, 2026
Richard D. Klausner, M.D.

/s/ MARK BACHLEDA	Director	March 12, 2026
Mark Bachleda, Pharm.D.

/s/ OTIS BRAWLEY	Director	March 12, 2026
Otis Brawley, M.D.

/s/ CATHERINE FRIEDMAN	Director	March 12, 2026
Catherine Friedman

/s/ ELIZABETH NABEL	Director	March 12, 2026
Elizabeth Nabel, M.D.

/s/ SUMANT RAMACHANDRA	Director	March 12, 2026
Sumant Ramachandra, M.D., Ph.D.

/s/ WILLIAM RIEFLIN	Director	March 12, 2026
William Rieflin