Form 10-Q
period 2026-03-31
Lyell Immunopharma, Inc.
filed 2026-05-06
CIK 1806952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, the registrant had 23,334,087 shares of common stock, $0.0001 par value per share, outstanding.

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
•the scope, progress, results and costs of developing rondecabtagene autoleucel (ronde-cel), LYL273 or any other product candidates we may develop or acquire, including both nonclinical studies and clinical trials;
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
•our ability to realize the anticipated benefits of and potential value created by our acquisition of ImmPACT Bio USA Inc., our acquisition of rights to LYL273 from Innovative Cellular Therapeutics Holdings Limited and Innovative Cellular Therapeutics or any other acquisition or strategic transaction and our success in commercializing any product candidates we acquire in connection therewith;
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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$90,770	$60,181
Marketable securities	163,253	187,039
Prepaid expenses and other current assets	13,281	13,719
Total current assets	267,304	260,939
Restricted cash	1,586	1,585
Marketable securities, non-current	6,954	—
Other investments	19,000	19,000
Property and equipment, net	32,720	34,771
Operating lease right-of-use assets	17,828	18,871
Other non-current assets	5,234	4,886
Total assets	$350,626	$340,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,468	$2,893
Accrued liabilities and other current liabilities	31,479	46,519
Total current liabilities	36,947	49,412
Operating lease liabilities, non-current	39,487	41,921
Other non-current liabilities	527	517
Total liabilities	76,961	91,850
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 500,000 shares authorized at March 31, 2026 and December 31, 2025; 23,328 and 21,251 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	1,917,379	1,867,512
Accumulated other comprehensive (loss) income	(9)	242
Accumulated deficit	(1,643,707)	(1,619,554)
Total stockholders’ equity	273,665	248,202
Total liabilities and stockholders’ equity	$350,626	$340,052
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$2	$7
Operating expenses:
Research and development	36,604	43,447
General and administrative	9,555	14,046
Other operating income, net	(1,896)	(119)
Total operating expenses	44,263	57,374
Loss from operations	(44,261)	(57,367)
Interest income, net	2,194	3,862
Other income, net	17,914	1,310
Total other income, net	20,108	5,172
Net loss	(24,153)	(52,195)
Other comprehensive loss:
Net unrealized loss on marketable securities	(251)	(133)
Comprehensive loss	$(24,404)	$(52,328)

Net loss per common share, basic and diluted[1]	$(1.10)	$(3.54)
Weighted-average shares used to compute net loss per common share, basic and diluted[1]	21,876	14,755
1. Amounts previously reported have been retroactively adjusted to reflect the 1-for-20 reverse stock split effected on May 30, 2025. See Note 2.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended March 31, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	21,251	$2	$1,867,512	$242	$(1,619,554)	$248,202
Issuance of common stock upon exercise of stock options	3	—	26	—	—	26
Issuance of common stock in connection with restricted stock units, net of tax	57	—	—	—	—	—
Issuance of common stock in connection with PIPE financing	1,952	—	43,850	—	—	43,850
Issuance of common stock in connection with ATM financing	65	—	1,696	—	—	1,696
Stock-based compensation	—	—	4,295	—	—	4,295
Other comprehensive loss	—	—	—	(251)	—	(251)
Net loss	—	—	—	—	(24,153)	(24,153)
Balance as of March 31, 2026	23,328	$2	$1,917,379	$(9)	$(1,643,707)	$273,665

	Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024(1)	14,744	$1	$1,727,638	$291	$(1,345,106)	$382,824
Issuance of common stock in connection with restricted stock units, net of tax	20	—	1	—	—	1
Stock-based compensation	—	—	6,024	—	—	6,024
Other comprehensive loss	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	(52,195)	(52,195)
Balance as of March 31, 2025	14,764	$1	$1,733,663	$158	$(1,397,301)	$336,521
1. Amounts previously reported for common stock and additional paid-in capital have been retroactively adjusted to reflect the 1-for-20 reverse stock split effected on May 30, 2025. See Note 2.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,153)	$(52,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,295	6,024
Depreciation and amortization expense	2,332	3,441
Non-cash lease income	(1,100)	(710)
Net amortization and accretion on marketable securities	(886)	(1,725)
Change in fair value of success payment liabilities	(353)	(125)
Gain on securities purchase agreement put/call	(17,561)	—
Loss on property and equipment disposals, net	—	1,291
Change in fair value of contingent consideration payable	—	(1,211)
Loss on marketable equity security	—	26
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	90	2,000
Accounts payable	2,383	(1,654)
Accrued liabilities and other current liabilities	(3,567)	(9,788)
Other non-current liabilities	10	(112)
Net cash used in operating activities	(38,510)	(54,738)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(89)	(246)
Purchases of marketable securities	(37,183)	(84,411)
Maturities of marketable securities	54,650	154,123
Net cash provided by investing activities	17,378	69,466
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from securities purchase agreement equity issuance	50,000	—
Proceeds from at-the-market offering, net of offering expenses	1,696	—
Proceeds from exercise of stock options	26	—
Taxes paid related to net share settlement of equity awards	—	1
Net cash provided by financing activities	51,722	1
Net increase in cash, cash equivalents and restricted cash	30,590	14,729
Cash, cash equivalents and restricted cash at beginning of period	61,766	107,287
Cash, cash equivalents and restricted cash at end of period	$92,356	$122,016
Represented by:
Cash and cash equivalents	$90,770	$120,328
Restricted cash	1,586	1,688
Total	$92,356	$122,016
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for amounts included in the measurement of lease liabilities	$3,186	$3,095
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$192	$155
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lyell Immunopharma, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
Lyell Immunopharma, Inc. (the “Company”) was incorporated in Delaware in June 2018. The Company is a late‑stage clinical cell therapy company advancing a pipeline of proprietary next-generation autologous chimeric antigen receptor (“CAR”) T-cell product candidates for patients with hematologic malignancies and solid tumors. The Company’s lead product candidate, rondecabtagene autoleucel (“ronde-cel”), is an autologous dual‑targeting CD19/CD20 CAR T‑cell therapy in development for large B-cell lymphoma (“LBCL”). The Company has recently acquired exclusive global rights outside of mainland China, Hong Kong, Macau and Taiwan, to a novel guanylyl cyclase C (“GCC”)-targeted CAR T-cell product candidate in early clinical development for refractory metastatic colorectal cancer (“mCRC”) and other GCC‑expressing cancers. The Company’s primary activities since incorporation have been to develop investigational T‑cell therapies, conduct research and development, execute clinical trials, enable and execute manufacturing activities in support of its product candidate development efforts, submit regulatory submissions, acquire technology and product candidates, enter into strategic license and collaboration arrangements, organize and staff the Company, conduct business planning, establish its intellectual property portfolio, raise capital and provide general and administrative support for these activities.
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
The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. Certain information and footnote disclosures typically included in the Company’s audited consolidated financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented, but are not necessarily indicative of results to be expected for any future annual or interim period.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”).
Reverse Stock Split
On May 30, 2025, the Company effected a 1-for-20 reverse stock split (“Reverse Split”) of its issued and outstanding shares of common stock, and the common stock began trading on a split-adjusted basis on June 2, 2025. The Reverse Split did not reduce the total number of authorized shares of common stock or the Company’s preferred stock or change the par values per share of the common stock or preferred stock. The Reverse Split affected all stockholders uniformly and did not affect any stockholder’s ownership percentage of the shares of common stock (except to the extent that the Reverse Split resulted in some of the stockholders receiving cash in lieu of fractional shares). All outstanding equity awards entitling their holders to shares of common stock were adjusted as a result of the Reverse Split, in accordance with the terms of each such security. In addition, the number of shares reserved for future issuance pursuant to the Company’s equity incentive plans was adjusted accordingly. As a result, all historical per share data, the number of shares issued and outstanding and outstanding equity awards for the periods presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been adjusted retroactively in this Form 10-Q, where applicable, to reflect the Reverse Split. As the par value per share of the common stock was unchanged, corresponding amounts have been reclassified from common stock to additional paid-in capital.
Liquidity and Management’s Plan
The Company discovers and develops product candidates that involve experimental technologies. The product candidates may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company expects to continue to incur significant operating losses for the foreseeable future and may never be profitable.

As a result, the Company will need to raise additional capital through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. Management believes that it has sufficient working capital on hand to fund operations through at least the next 12 months from the date these unaudited condensed consolidated financial statements are issued.
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect reported amounts and related disclosures. Specific accounts that require management estimates include, but are not limited to, stock-based compensation, valuation of long-lived and acquired assets, the SPA put/call (as defined below), other investments and accrued expenses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
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
Significant Accounting Policies
There have been no material changes to the significant accounting policies from the 2025 Annual Report.
Recent Accounting Pronouncements
Recently Adopted
None.
Not Yet Adopted
Income Statement Expense Disaggregation
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements.
Interim Reporting
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have had a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements.

3. Asset Acquisitions and Contingent Consideration
ICT License Acquisition
On November 6, 2025, the Company entered into an Exclusive License Agreement with Innovative Cellular Therapeutics Holdings Limited and Innovative Cellular Therapeutics, Inc. (together, “ICT”) for the development and commercialization of LYL273, a novel GCC-targeted CAR T-cell product candidate for the treatment of mCRC and other GCC-expressing cancers (the “ICT License Agreement”). Pursuant to the terms of the ICT License Agreement, the Company received exclusive global rights, outside of mainland China, Hong Kong, Macau and Taiwan, to research, develop, manufacture, commercialize and otherwise exploit LYL273 (“LYL273 license”), along with clinical supply through the technology transfer period (subject to a $10 million cap) (“prepaid clinical supply”), in exchange for an upfront payment of $40 million in cash and the issuance of 1.9 million shares of the Company’s common stock and the cash and equity contingent consideration noted below.
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
During the three months ended March 31, 2026, the Company received $1.7 million in prepaid clinical supply, resulting in a remaining prepaid clinical supply balance of $5.8 million as of March 31, 2026. The remaining prepaid clinical supply balance as of December 31, 2025 was $7.5 million. Prepaid clinical supply balances are recorded in prepaid expenses and other current assets in the Company’s consolidated balance sheets.
The Company will recognize any future cash milestones or royalty payments in the period in which the cash milestones or royalty payments become due and payable. The Company has not made or accrued for cash milestones or royalty payments as these have not become due and payable.
The Company determined that the milestone payments payable in the Company’s common stock are subject to accounting under ASC 718, Compensation - Stock Compensation. Consistent with the Company’s treatment of other performance-based equity awards, compensation expense is recognized for the number of shares expected to be earned after assessing the probability that a certain performance condition will be met and the targeted payout level associated with the performance condition expected to be achieved. At each reporting date, the Company is required to evaluate whether achievement of a performance condition is probable. If performance conditions are not met or not expected to be met, any compensation expense previously recognized associated with the awards will be reversed. As of March 31, 2026, the achievement of a clinical milestone for 1.1 million shares of common stock remained probable. The probable clinical milestone resulted in the recognition of $19.7 million in stock-based compensation expense during the fourth quarter of 2025, which was recorded within research and development expense.
ImmPACT Acquisition
In October 2024, the Company acquired ImmPACT Bio USA Inc. (“ImmPACT”) for upfront consideration of $41.9 million in cash and 1.875 million shares of common stock. In July 2025, the Company issued 625,000 shares of common stock valued at $5.9 million upon achieving a specified clinical milestone, fulfilling all contingent equity obligations.
Remaining contingent consideration consists of a low single-digit royalty on future U.S. net sales of the dual‑targeting CD19/20 CAR T‑cell product. Under ASC 815, these royalties are not accounted for as derivatives and are recognized in the period they become due. As of March 31, 2026, no royalty payments have been made or accrued.
4. License, Collaboration and Success Payment Agreements
Fred Hutch
Collaboration and Success Payments - In 2018, the Company entered into a research and collaboration agreement with Fred Hutchinson Cancer Center (“Fred Hutch” and “Fred Hutch Collaboration Agreement”), pursuant to which it granted Fred Hutch rights to certain success payments. The potential payments for the Fred Hutch success payments are based on multiples of increased value ranging from 10 times to 50 times based on a comparison of the per share fair market value of the Company’s common stock relative to the original $36.58 per share issuance price of the Company’s Series A convertible preferred stock, which converted into an equal number of shares of the Company’s common stock in connection with the closing of the Company’s initial public offering (“IPO”). The aggregate success payments to Fred Hutch are not to exceed $200.0 million, which would only occur upon a 50 times increase in value relative to the original $36.58 per share issuance price of the Company’s Series A convertible preferred stock. Each threshold is associated with a success payment, ascending from $10.0 million at $365.76 per share to $200.0 million at $1,828.80 per share, payable if such threshold is reached during the measurement period. The term of the success payment agreement ends on the earlier to occur of (i) December 19, 2027 (the nine-year anniversary of the date of the agreement) and (ii) a change in control transaction.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of March 31, 2026, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The success payment liability was $0.3 million and $0.4 million as of March 31, 2026 and December 31, 2025, respectively, which is recognized in accrued liabilities and other current liabilities. With respect to the Fred Hutch Collaboration Agreement success payment obligations, the Company recognized success payment expense reversals of $0.1 million and approximately zero for the three months ended March 31, 2026 and 2025, respectively, which are recognized in other income, net.
Stanford
License Agreement - In 2019, the Company entered into a license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford”) to license specified patent rights.
Collaboration and Success Payments - In October 2020, the Company entered into a research and collaboration agreement with Stanford (“Stanford Collaboration Agreement”), pursuant to which it granted Stanford rights to certain success payments. The potential payments for the Stanford Collaboration Agreement success payments are based on multiples of increased value ranging from 10 times to 50 times based on a comparison of the per share fair market value of the Company’s common stock relative to the original $36.58 per share issuance price of the Company’s Series A convertible preferred stock, which converted into an equal number of shares of the Company’s common stock in connection with the closing of the Company’s IPO. The aggregate success payments to Stanford are not to exceed $200.0 million, which would only occur upon a 50 times increase in value relative to the original $36.58 per share issuance price of the Company’s Series A convertible preferred stock. Each threshold is associated with a success payment, ascending from $10.0 million at $365.76 per share to $200.0 million at $1,828.80 per share, payable if such threshold is reached during the measurement period. The term of the success payment agreement ends on the earlier to occur of (i) October 1, 2029 (the nine-year anniversary of the date of the agreement) and (ii) a change in control transaction.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of March 31, 2026, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.

The success payment liability was $0.6 million and $0.8 million as of March 31, 2026 and December 31, 2025, respectively, which is recognized in accrued liabilities and other current liabilities. With respect to the Stanford Collaboration Agreement success payment obligations, the Company recognized success payment expense reversals of $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, which are recognized in other income, net.
5. Cash Equivalents and Marketable Securities
The fair value and amortized cost of cash equivalents and fixed income marketable securities by major security type are as follows (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$64,472	$—	$—	$64,472
U.S. Treasury securities	156,460	49	(51)	156,458
U.S. government agency securities	13,907	1	(6)	13,902
Corporate debt securities	9,419	1	(3)	9,417
Total cash equivalents and fixed income marketable securities	$244,258	$51	$(60)	$244,249

Classified as:	Fair Value
Cash equivalents	$74,042
Marketable securities	163,253
Marketable securities, non-current	6,954
Total cash equivalents and fixed income marketable securities	$244,249

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$49,766	$—	$—	$49,766
U.S. Treasury securities	175,839	233	—	176,072
U.S. government agency securities	6,528	5	—	6,533
Corporate debt securities	4,430	4	—	4,434
Total cash equivalents and fixed income marketable securities	$236,563	$242	$—	$236,805

Classified as:	Fair Value
Cash equivalents	$49,766
Marketable securities	187,039
Marketable securities, non-current	—
Total cash equivalents and fixed income marketable securities	$236,805
The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for less than 12 months were $97.9 million and zero as of March 31, 2026 and December 31, 2025, respectively. The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for greater than 12 months were zero as of both March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, all of the Company’s money market and fixed income marketable securities had a maturity date of two years or less, were available for use and were classified as available‑for‑sale. The Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before recovery of their amortized cost basis. The Company determined that there was no material change in the credit risk of the above investments as of both March 31, 2026 and December 31, 2025. As such, an allowance for credit losses has not been recognized. Gross realized gains and losses were de minimis for the three months ended March 31, 2026 and 2025 and as a result, amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2026 and 2025 were also de minimis. See Note 7, Fair Value Measurements, for additional information regarding cash equivalents and fixed income marketable securities.
6. Other Investments
In prior years the Company made minority ownership strategic investments. As of both March 31, 2026 and December 31, 2025, the aggregate carrying amount of the Company’s strategic investments in non-publicly traded companies was $19.0 million. These investments are measured at initial cost, minus impairment, if any, and plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Cumulative impairments of strategic investments in equity investments without readily determinable fair values still held as of both March 31, 2026 and December 31, 2025 were $23.0 million, reflecting the full impairment of two of the Company’s other investments.
As a part of the acquisition of each of the Company’s other investments, the Company determines whether an investment or other interest is considered a variable interest. As of both March 31, 2026 and December 31, 2025, the Company held an interest in one entity that was concluded to be a variable interest for which the Company was not the primary beneficiary as the Company did not have the power to direct the activities that most significantly impact the economic performance of the variable interest entity. As of both March 31, 2026 and December 31, 2025, the carrying value and maximum exposure to loss of the Company’s variable interests was zero.
7. Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$64,472	$—	$—	$64,472
U.S. Treasury securities	—	156,458	—	156,458
U.S. government agency securities	—	13,902	—	13,902
Corporate debt securities	—	9,417	—	9,417
Total financial assets	$64,472	$179,777	$—	$244,249
Financial liabilities:
Success payment liabilities	—	—	889	889
Total financial liabilities	$—	$—	$889	$889

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$49,766	$—	$—	$49,766
U.S. Treasury securities	—	176,072	—	176,072
U.S. government agency securities	—	6,533	—	6,533
Corporate debt securities	—	4,434	—	4,434
Total financial assets	$49,766	$187,039	$—	$236,805
Financial liabilities:
SPA put/call	$—	$—	$11,411	$11,411
Success payment liabilities	—	—	1,242	1,242
Total financial liabilities	$—	$—	$12,653	$12,653
The Company measures the fair value of money market funds based on quoted prices in active markets for identical assets. The Company measures the fair value of marketable equity securities traded in active markets based on quoted prices of identical assets. The Level 2 marketable securities include U.S. Treasury securities, U.S. government agency securities and corporate debt securities, which are valued using third-party pricing sources. The pricing services applied industry standard valuation models. Inputs utilized include market pricing based on real-time trade data for the same or similar securities and other significant inputs derived from or corroborated by observable market data.
In July 2025, the Company completed a $50.0 million equity financing under a Securities Purchase Agreement (the “SPA”) with certain institutional and other accredited investors (the “Purchasers”) that provided both the Company and the Purchasers with mutually exclusive rights, but not obligations, to purchase or sell additional shares of the Company’s common stock (or pre-funded warrants in lieu thereof) under specified conditions. These rights included (i) the Company’s option to require investors to purchase additional equity securities upon the achievement of a defined milestone event (the “Milestone Closing”) and (ii) the investors’ option to purchase a similar dollar amount of equity securities at a fixed price prior to the Milestone Closing (the “Investor Call Closing”). Because the Milestone Closing and Investor Call Closing were mutually exclusive, they were accounted for as a single combined financial instrument (the “SPA put/call”).
Pursuant to the SPA, following the achievement of the applicable milestone, the Company initiated the Milestone Closing and on March 6, 2026, the Company sold and issued 1,952,360 shares of common stock at a purchase price per share of $25.61 at the Milestone Closing, for gross proceeds of approximately $50.0 million. Prior to exercise, the SPA put/call was presented within accrued liabilities and other current liabilities on the Company’s consolidated balance sheet as of December 31, 2025. See Note 9, Stockholders’ Equity - Securities Purchase Agreement, for additional information regarding the SPA put/call.
Prior to exercise, the SPA put/call was classified as a Level 3 financial instrument and the fair value was estimated using a Monte Carlo simulation valuation method including the following assumptions as of December 31, 2025:

December 31, 2025
Time to maturity (years)	0.67
Risk-free rate	3.55%
Volatility	90%
Upon the Milestone Closing on March 6, 2026, the fair value of the SPA put/call was determined based on the intrinsic value of the instrument (the difference between the exercise price of $25.61 and the Company’s closing stock price of $22.46). As the valuation was derived from observable inputs, the SPA put/call was classified as a Level 2 financial instrument at the time of settlement. Following the issuance of the shares, the instrument was settled and the carrying value of approximately $6.1 million was reclassified to stockholders’ equity.
The Company’s success payment liabilities are classified as Level 3 financial instruments. Prior to its settlement on March 6, 2026, the SPA put/call was also classified as a Level 3 financial instrument. The success payment liabilities were estimated by management using its historical experience of the correlation of success payment fair values relative to the Company’s stock price.
The Company utilizes estimates and assumptions in determining the estimated success payment liabilities and SPA put/call and associated changes in fair value. A small change in the value of the Company’s common stock may result in a relatively large change in the estimated fair value of the success payment liabilities and the SPA put/call prior to settlement and associated changes in fair value. Prior to its settlement, a small change in management’s assessment of the likelihood of achieving either a clinical milestone relating to the Company’s ongoing PiNACLE pivotal trial or certain other corporate milestones relevant to the SPA put/call could have resulted in a material change in its estimated fair value.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	Success Payment Liabilities	SPA Put/Call (Asset) Liability
Balance at December 31, 2025	$1,242	$11,411
Change in fair value (1)	(353)	(17,561)
Settlement via equity issuance	—	6,150
Balance at March 31, 2026	$889	$—
(1)The change in fair value of the success payment liabilities and SPA put/call are recorded in other income, net.

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
The following table summarizes the Company’s future minimum operating lease commitments as of March 31, 2026 (in thousands):

Year Ending December 31:
2026 (remaining nine months)	$9,772
2027	13,341
2028	13,005
2029	10,398
2030	9,855
Thereafter	2,333
Total undiscounted lease payments	58,704
Less: imputed interest	(9,853)
Total operating lease liabilities	$48,851

Reported as of March 31, 2026:
Short-term portion of lease liabilities (included in accrued liabilities and other current liabilities)	$9,364
Operating lease liabilities, non-current	39,487
Total	$48,851
The operating lease costs for all operating leases were $2.1 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively. The operating lease costs and total commitments for short-term leases were de minimis for the three months ended March 31, 2026 and 2025. Variable lease costs for operating leases were $1.5 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively. The weighted-average remaining lease terms for operating leases were 4.5 and 4.8 years as of March 31, 2026 and December 31, 2025, respectively. The weighted‑average discount rate for operating leases was 8.5% as of both March 31, 2026 and December 31, 2025.
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

	Three Months Ended March 31,
	2026	2025
Other operating income, net - subleases	$1,885	$1,387
Sublease income	$1,453	$900

9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, no shares of preferred stock were outstanding.
Common Stock
The Company is authorized to issue 500 million shares of common stock with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 23,328,390 shares and 21,251,353 shares of the Company’s common stock outstanding, respectively.
On February 28, 2024, the Company entered into a sales agreement with TD Securities (USA) LLC, (formerly known as Cowen and Company, LLC) (“TD Cowen”) acting as the Company’s sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at‑the‑market equity offerings. The Company will pay TD Cowen commissions of up to 3.0% of the gross proceeds of the sale, and reimbursement of certain expenses, under this agreement. Neither the Company nor TD Cowen is obligated to sell any shares under the Sales Agreement. The Company sold 65,092 shares in at-the-market equity offerings valued at approximately $1.7 million during the three months ended March 31, 2026 and no shares during the three months ended March 31, 2025.
Securities Purchase Agreement
In July 2025, the Company entered into the SPA with the Purchasers, pursuant to which the Company sold and issued 3,753,752 shares of common stock at a purchase price of $13.32 per share at an initial closing, for gross proceeds of approximately $50.0 million. Pursuant to the SPA, following the achievement of the applicable milestone, the Company initiated the Milestone Closing and on March 6, 2026, the Company sold and issued 1,952,360 shares of common stock at a purchase price per share of $25.61 at the Milestone Closing, for gross proceeds of approximately $50.0 million. Following the issuance of the Milestone Closing shares, the instrument was settled and the carrying value of approximately $6.1 million was reclassified to stockholders’ equity. See Note 7, Fair Value Measurements, for additional information regarding the valuation of the SPA put/call.
10. Stock-based Compensation
Equity Incentive and Employee Stock Purchase Plans
In June 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”), both of which became effective on the date of the underwriting agreement related to the Company’s IPO. Under the 2021 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock appreciation rights, performance awards and other stock-based awards. The term of any stock option granted under the 2021 Plan cannot exceed ten years. Generally, stock options (other than performance-based stock options, discussed below) and RSU awards granted by the Company vest over four years but may be granted with different vesting terms. PSUs and PBOs generally vest over a three-year performance period, with vesting subject to the achievement of the associated performance condition. On January 1, 2026, the Company reserved an additional 1,062,567 shares of common stock for issuance under the 2021 Plan representing 5% of the total common shares outstanding as of December 31, 2025. On January 1, 2026 the Company also reserved 212,513 additional shares under the 2021 ESPP representing 1% of the total common shares outstanding as of December 31, 2025.
The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering or on the purchase date. Under the 2021 ESPP, no shares were issued for both the three months ended March 31, 2026 and 2025.
As of March 31, 2026, 2,390,019 and 413,346 shares were available for future issuance pursuant to the 2021 Plan and the 2021 ESPP, respectively.

Stock-based Compensation Expense
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$2,201	$2,388
General and administrative	2,094	3,636
Total stock-based compensation expense	$4,295	$6,024
At March 31, 2026, total stock-based compensation cost related to unvested awards not yet recognized was $40.0 million, which is expected to be recognized over a remaining weighted-average period of 2.9 years.
Performance-Based Stock Options
During the three months ended March 31, 2025, the Company granted performance-based stock options (“PBOs”) to certain key employees. PBOs awarded to employees have a three-year performance period and vest based upon the Company’s performance against a two- and three-year relative total shareholder return (“rTSR”) metric or upon the achievement of certain clinical development milestones. Certain of the clinical development milestones were probable of achievement as of March 31, 2026, representing 7,062 shares. For the portion of PBOs subject to certain clinical development milestones, 50% vest upon the achievement of the applicable milestone and the remaining 50% vest upon the earlier of (a) one year of service from the date of such achievement and (b) the end of the three-year performance period. The vesting of all PBOs granted is also subject to the respective employee’s continued employment. The Company valued the portion of the PBOs subject to the rTSR metric using a Monte Carlo simulation. The number of PBOs granted subject to the rTSR metrics represents the target number of options that are eligible to be earned based on the achievement of the metrics established at the beginning of the performance period, which ends on December 31st of the three-year performance period. For the portion of PBOs subject to the rTSR metrics, employees may ultimately earn between zero and 200% of the target number of PBOs granted based on the degree of achievement of the applicable rTSR metric. Accordingly, additional PBOs may be issued or currently outstanding PBOs may be cancelled upon final determination of the degree of achievement of the applicable rTSR metric. PBOs have contractual terms of ten years from grant date.
A summary of the Company’s PBO activity was as follows:

	Number of PBOs	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
PBOs outstanding as of December 31, 2025(1)	98,868	$11.07	9.11	$1,949
Granted	—	$—
Exercised	—	$—
Canceled or forfeited	—	$—
PBOs outstanding as of March 31, 2026	98,868	$11.07	8.86	$889
PBOs exercisable as of March 31, 2026	—	$—	—	$—
(1)     PBOs outstanding reflect the target number of shares eligible to be earned at the time of grant.
Performance-Based Restricted Stock Units
PSUs have a three-year performance period and vest based upon the Company’s performance against a two- and three-year rTSR metric or upon the achievement of certain clinical development milestones. Certain of the clinical development milestones were determined to be probable of achievement as of March 31, 2026, representing 29,118 shares. For the portion of PSUs subject to certain clinical development milestones (other than the bonus clinical development milestone), 50% vest upon the achievement of the applicable milestone, and the remaining 50% vest upon the earlier of (a) one year of service from the date of such achievement and (b) the end of the three-year performance period. The vesting of all PSU awards granted is also subject to the respective employee’s continued employment. The Company valued the portion of PSUs subject to the rTSR metric using a Monte Carlo simulation. The number of PSUs granted subject to the rTSR metrics represents the target number of units that are eligible to be earned based on the achievement of the metrics established at the beginning of the performance period, which ends on December 31st of the three-year performance period. For the portion of PSUs subject to the rTSR metrics, employees may ultimately earn between zero and 200% of the target number of PSUs granted based on the degree of achievement of the applicable rTSR metric. Accordingly, additional PSUs may be issued or currently outstanding PSUs may be cancelled upon final determination of the degree of the achievement of the applicable rTSR metric. Stock-based compensation expense recognized for the PSU awards was approximately $0.2 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.
A summary of the Company’s PSU activity was as follows:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested PSUs as of December 31, 2025(1)	65,518	$37.51
PSUs granted	—	$—
PSUs vested	(29,120)	$36.00
PSUs forfeited or canceled	—	$—
Unvested PSUs as of March 31, 2026	36,398	$38.72
(1)     PSU grants reflect the target number of shares eligible to be earned at the time of grant.
Restricted Stock Units
A summary of the Company’s RSU activity was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested RSUs as of December 31, 2025	306,415	$19.77
RSUs granted	265,716	$23.90
RSUs vested	(28,130)	$25.64
RSUs forfeited or canceled	(12,459)	$19.31
Unvested RSUs as of March 31, 2026	531,542	$21.54
Stock Options
A summary of the Company’s stock option activity was as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2025	2,696,444	$40.32	6.14	$17,090
Granted	620,000	$24.11
Exercised	(2,348)	$11.07
Canceled or forfeited	(94,722)	$43.39
Options outstanding as of March 31, 2026	3,219,374	$37.13	6.83	$6,959
Options exercisable as of March 31, 2026	1,630,342	$52.13	4.52	$2,972
The fair value of stock options and performance-based stock options granted to employees, directors and consultants valued using the Black-Scholes option pricing model was estimated on the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.81%	4.39%
Expected volatility	91.9%	83.5%
Expected term (in years)	6.04	6.08
Expected dividend yield	0%	0%
The weighted-average grant date fair value of options granted for the three months ended March 31, 2026 and 2025 were $18.55 per share and $8.19 per share, respectively.

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
12. Commitments and Contingencies
License and Collaboration Agreements
The Company has entered into certain license and collaboration agreements, including those identified in Note 3, Asset Acquisitions and Contingent Consideration and Note 4, License, Collaboration and Success Payment Agreements above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial milestones. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause the discontinuance of the programs, including termination of such agreements. Due to the nature of these agreements, the future potential payments are inherently uncertain, and accordingly no amounts had been recorded for the potential future achievement of these targets as of both March 31, 2026 and December 31, 2025.
13. Related-Party Transactions
In September 2021, the Company entered into a sublease with Sonoma (“Sonoma Sublease”), with whom the Company has common stockholders with board seats, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. Dr. Klausner, the Chair of the Company’s board of directors, also serves as Board Chair of the board of directors of Sonoma. As a part of the Sonoma Sublease, a $4.6 million tenant improvement contribution payment was made by Sonoma, which is recognized over the term of the Sonoma Sublease, which expires in September 2026. As of March 31, 2026 and December 31, 2025, there were accrued liabilities and other current liabilities of $1.7 million and $2.5 million, respectively, in connection with the Sonoma Sublease. Total operating income from Sonoma and income solely attributable to the Sonoma Sublease are shown in the table below (in thousands). Total operating income includes income attributable to the sublease, as well as additional operating fees recognized in “other operating income, net” such as common area maintenance charges. See Note 8, Leases, for more detail on the Sonoma Sublease.

	Three Months Ended March 31,
	2026	2025
Sonoma other operating income, net	$1,216	$701
Sonoma sublease income	$1,018	$465
In connection with the SPA, ARCH Venture XIII, L.P. participated as a Purchaser by acquiring approximately 0.5 million shares of common stock for aggregate gross proceeds to the Company of $12.5 million at a purchase price of $25.61 per share during the three months ended March 31, 2026. ARCH Venture Fund XIII, L.P. filed a Form 3 in July 2025 stating it beneficially owned greater than 10% of the Company’s outstanding common stock as of that date. See Note 9, Stockholders’ Equity - Securities Purchase Agreement, for additional information regarding the SPA.
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
The CODM evaluates the performance of the Company’s sole reportable segment based on net loss that also is reported on the condensed consolidated statements of operations and comprehensive loss as net loss. The table below details the Company’s segment net loss, significant expenses, and other segment items (in thousands). The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

	Three Months Ended March 31,
	2026	2025
Revenue	$2	$7
Less:
Technical operations	12,394	17,895
Clinical development	12,643	8,674
Support functions	5,638	8,455
Lease costs	3,709	4,446
Operations management	2,727	4,984
Research activities	2,410	3,530
Other segment items(1)	(15,366)	4,218
Net loss	$24,153	$52,195
1.Includes stock-based compensation, depreciation, other operating income, net, interest income, net, and other income, net. For the three months ended March 31, 2026, includes a $17.6 million gain associated with the settlement of the SPA put/call.
Total expenditures for additions to the Company’s property and equipment, net were approximately $0.3 million for both the three months ended March 31, 2026 and 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2025 Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (SEC) on March 12, 2026 (the 2025 Annual Report). This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also the section titled “Special Note Regarding Forward-Looking Statements.”
Overview
We are a late-stage clinical cell therapy company advancing a pipeline of proprietary next-generation autologous CAR T-cell product candidates for patients with cancer. Our goal is to fully realize the curative potential of cell therapy for patients with hematologic malignancies and solid tumors. To achieve this, we are pioneering novel approaches designed to generate T‑cell therapies that drive long-lasting clinical responses. Our investigational CAR T-cell therapies start with the identification of promising cancer targets. We then engineer the patient’s own living immune cells and arm them with our innovative enhancements, including CAR constructs, technologies or manufacturing protocols that are designed to endow T cells with more potent cancer cell killing capabilities.
In hematologic malignancies, we are focused on delivering to patients meaningfully improved outcomes over currently approved, first-generation CD19 CAR T-cell products. Our lead product candidate, rondecabtagene autoleucel, or ronde-cel, is a dual-targeting CD19/CD20 CAR T-cell product candidate designed to increase complete response rates and prolong the duration of response as compared to the approved CD19‑targeted CAR T-cell therapies. Ronde-cel is designed with a true ‘OR’ logic gate to target B cells that express either CD19 or CD20 with full potency and is manufactured with a process that enriches for CD62L‑positive cells to generate more naïve and central memory CAR T cells with enhanced stemlike features and antitumor activity.
We are currently conducting two pivotal trials with ronde-cel. The first, PiNACLE, is a single-arm clinical trial that is a seamless expansion of the 3L+ cohort in the Phase 1/2 trial. This trial is expected to report additional data in the second half of 2026 and pivotal data in mid-2027, with submission of a Biologics License Application expected to follow in 2027. The PiNACLE trial is evaluating ronde‑cel in patients with relapsed/refractory (R/R) LBCL receiving treatment in the 3L+ setting. We commenced dosing in the first-of-its-kind Phase 3 head-to-head CAR T-cell therapy randomized controlled trial, PiNACLE-H2H, for patients with LBCL receiving treatment in the 2L setting. Patients are randomized to either ronde-cel or investigator’s choice of axicabtagene ciloleucel (axi-cel) or lisocabtagene maraleucel (liso-cel).
To realize the potential of cell therapy for solid tumors, we acquired an exclusive global license for LYL273 (excluding mainland China, Hong Kong, Macau and Taiwan), a GCC-targeted CAR T-cell product candidate, from Innovative Cellular Therapeutics Holdings Limited and Innovative Cellular Therapeutics (collectively, ICT) in November 2025. A 67% overall response rate and an 83% disease control rate with a manageable safety profile have been reported at the highest dose level tested in patients with refractory mCRC in a U.S. Phase 1 clinical trial as of the data cutoff date of October 28, 2025. LYL273 is enhanced with CD19 CAR expression and controlled cytokine release designed to improve CAR T-cell expansion, immune cell infiltration and cancer cell killing in the hostile tumor microenvironment. Clinical proof-of-concept for this program was initially demonstrated in 15 patients with mCRC in an investigator-sponsored clinical trial conducted in China and published in JAMA Oncology (September 2024).
We were incorporated in June 2018. We wholly own and operate the LyFE Manufacturing CenterTM (LyFE) capable of providing clinical trial material for our ongoing clinical trials, as well as for commercial launch. We expect LyFE to have the capacity to manufacture more than 1,200 CAR T-cell doses/year. Our primary activities to date have included clinical development of investigational T‑cell therapies, conducting research and development, building and operating LyFE, acquiring technology, entering into strategic collaboration and license agreements, enabling and executing manufacturing activities in support of our product candidate development efforts, executing clinical trials, organizing and staffing the company, business planning, establishing and maintaining our intellectual property portfolio, regulatory submissions and other preparations to initiate and execute clinical trials, raising capital and providing general and administrative support for these activities.

Our pipeline of next-generation CAR T-cell product candidates target cancers with large unmet need and is summarized in Table 1 below:

Advancing Next Generation CAR T-Cell Therapies

Multiple Near-Term Value-Creating Milestones

Product	Target	Target Indications	Enhancements	Phase 1/2	Pivotal	Next Expected Milestones
Ronde-cel	CD19/ CD20	3L+ Aggressive LBCL • Regenerative Medicine Advanced Therapy Designation • Fast Track Designation	• CD62L+	PiNACLE	PiNACLE	• Additional data from PiNACLE pivotal trial in 2H 2026 • Pivotal data in mid-2027 • BLA submission in 2H 2027
		2L Aggressive LBCL • Regenerative Medicine Advanced Therapy Designation		PiNACLE-H2H	PiNACLE-H2H	• Progress update 2H 2026
LYL273	GCC	3L+ Metastatic CRC • Fast Track Designation	• CD19 CAR with controlled cytokine release	Phase 1		• Updated clinical data in 1H 2026 and 2H 2026 • EOP1 meeting 2H 2026 • 1H 2027 initiation of pivotal clinical trial

2L, second line; 3L+, third- or later-line; BLA, Biologics License Application; CAR, chimeric antigen receptor; CD62L+, CD62L or L-selectin positive T cells; CRC, colorectal cancer; EOP1, End-of-Phase 1; GCC, guanylyl cyclase C; LBCL, large B-cell lymphoma.

©2026 Lyell Immunopharma, Inc.

Table 1: Lyell’s Pipeline

Our Pipeline Programs
Rondecabtagene Autoleucel (ronde-cel): A next-generation dual-targeting CD19/CD20 CAR T-cell product candidate designed to increase complete response rates and prolong the duration of responses as compared to the approved CD19‑targeted CAR T-cell therapies for the treatment of large B-cell lymphoma.
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
Of the approximately 30,000 patients in the U.S. with LBCL, 40% to 50% are refractory to, or relapse following, first-line treatment and we estimate approximately 12,000 to 15,000 patients in the United States with LBCL progress to 2L treatment. We estimate the 3L+ patient population to be approximately 6,000 to 7,000 patients, including up to 50% of patients who progress on first-line therapy and receive a second chemotherapy regimen prior to CAR while awaiting referral and/or apheresis scheduling, and the worldwide sales for currently approved CD19 CAR T-cell products are expected to exceed $5 billion by 2030 (Figure 1).

Ronde-Cel is Targeting a Growing Multi-Billion-Dollar Market

Ronde-Cel's Ongoing Clinical Trials Include Patients with Relapsed/Refractory Large B-Cell Lymphoma

Lyell®

Projected global sales of currently approved CD19 CAR T-cell products

$6
$5
$4
$3
$2
$1
$0
Worldwide Sales ($bn)
2024
2026
2028
2030

30,000 patients with LBCL in U.S.

~12,000 patients progress to 2L
~40 to 50% of patients are refractory to or relapse following 1L treatment

PiNACLE-H2H

~6,000 to 7,000 patients progress to 3L+
Up to 50% of patients who progress on 1L therapy receive a second regimen of chemo prior to CAR while awaiting referral and apheresis scheduling

PiNACLE

Leukemia and Lymphoma Society Facts and Statistics Overview; Datamonitor (2024); Gomez-Llobell M, et al. *Blood* 2025; Flowers CR, et al. *Hematology Am Soc Hematol Educ Program* 2022; SEER (2023).
1L, first line; 2L, second line; 3L+, third- or later-line; CAR, chimeric antigen receptor; LBCL, large B-cell lymphoma.

©2026 Lyell Immunopharma, Inc.

9

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
In the 2L setting, the ZUMA-7 randomized controlled trial of axi-cel versus standard of care chemoimmunotherapy did not enroll patients above the age of 75 and the only bridging therapy allowed was steroids. In ZUMA-7, the complete response rate was 65% and the median progression-free survival in all enrolled patients was 14.7 months. For those with primary refractory disease, the median progression-free survival was only 7 months. The complete response rate for patients with primary refractory disease was not reported. The median event-free survival in all patients was 8.3 months.
Liso-cel was evaluated in two pivotal trials conducted in the 2L setting. The first pivotal trial was a randomized controlled trial of liso-cel versus standard-of-care chemoimmunotherapy (TRANSFORM), which did not enroll patients over the age of 75 but did allow bridging therapy with chemotherapy. The complete response rate was 66% and the median progression-free survival was 14.8 months, and the median event-free survival was 10.1 months in the liso-cel arm. Data for patients with primary refractory disease in the 2L were not reported from this trial. The second pivotal single-arm trial conducted for liso-cel (PILOT), did allow patients over the age of 75 and included patients ineligible for transplant with primary refractory disease, relapse before 12 months or relapse after 12 months to enroll into the trial. The complete response rate in the overall patient population was 54% and was 42% in the primary refractory patient population. The package insert for YESCARTA® lists the rate of Grade 3 or higher CRS as 9% and the rate of Grade 3 or higher neurotoxicity as 31%. The package insert for BREYANZI® lists the rate of Grade 3 or higher CRS as 3% and the rate of Grade 3 or higher neurotoxicity as 10%.
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

Ronde-cel Clinical Development
Our ongoing Phase 1/2 trial of ronde-cel is a multi-cohort, multi-center, open-label dose-escalation and dose‑expansion clinical trial designed to evaluate the safety and clinical benefit of ronde-cel (NCT05826535). We presented positive data, detailed below, from the 3L+ and 2L cohorts from the ongoing Phase 1/2 trial during an oral presentation at the American Society of Hematology Annual Meeting and Exhibition in December 2025 (ASH 2025). Based on these data, as well as our recent End-of-Phase 1 meetings with the U.S. Food and Drug Administration (FDA), we announced the initiation of two pivotal trials of ronde-cel: PiNACLE and PiNACLE-H2H.
The PiNACLE trial, which is underway and enrolling patients, is a seamless expansion of the 3L+ cohort of our Phase 1/2 trial. PiNACLE is a single-arm trial evaluating ronde-cel at a dose of 100 x 106 CAR T cells in patients with LBCL treated in the 3L+ setting. The trial is expected to enroll approximately 120 patients with R/R DLBCL, PMBCL, FL3B or tFL who have received two or more prior lines of therapy and have not received CAR T-cell therapy. Patients may be treated with ronde-cel in the inpatient or outpatient setting, with observation near the site limited to 14 days. There is no upper age limit for eligibility, which broadens the addressable patient population. The primary endpoint of the trial is the best overall response rate, including an evaluation of duration of response. More information about the PiNACLE trial can be found on clinicaltrials.gov (NCT05826535). Additional data from the PiNACLE trial are expected to be reported in the second half of 2026. Pivotal data from the PiNACLE trial are expected in mid-2027, with a Biologics License Application submission expected to follow in 2027.
The PiNACLE-H2H trial is a first-of-its-kind Phase 3 head-to-head CAR T-cell therapy randomized controlled trial evaluating ronde-cel versus investigator’s choice of approved CD19 CAR T-cell therapies (axi-cel or liso-cel) in patients with R/R LBCL receiving treatment in the 2L setting. Patients randomized to ronde-cel will be treated with a dose of 100 x 106 CAR T cells. The primary endpoint of the trial is event-free survival. The trial is expected to enroll approximately 400 patients with R/R LBCL (200 per arm), including DLBCL, PMBCL, HGBCL, FL3B, tFL, tMCL or tMZBCL who have not previously received CAR T-cell therapy. Patients may be treated with ronde-cel in either the inpatient or outpatient setting. Patient dosing commenced in February 2026, and clinical site activation is ongoing in the United States, Canada and Australia. More information about the PiNACLE-H2H trial can be found on clinicaltrials.gov (NCT07188558). A progress update from the PiNACLE-H2H trial is expected in the second half of 2026. Now that the PiNACLE-H2H trial is enrolling patients, the 2L cohort in our Phase 1/2 multi-cohort trial is no longer recruiting patients.
In the future, we may expand into other types of B-cell NHL.
Ronde-cel: Clinical Data
We presented new clinical and translational data from our ongoing Phase 1/2 clinical trial of ronde-cel in patients with LBCL at ASH 2025. The trial is a multi-cohort, multi-center, dose-escalation, dose-expansion trial. Patients had not previously received CAR T-cell therapy and there was no upper age limit nor requirement for CD19/CD20 screening prior to enrollment. Data were presented from the 3L+ and 2L cohorts. Bridging therapy was optional and lymphodepletion included fludarabine, 30 mg/m2, and cyclophosphamide, 500 mg/m2, each for three days. The cell manufacturing median vein to site time was 16 days and the recommended Phase 2 dose was established at 100 x 106 CAR T cells. Two patients were treated at Dose Level 2 (300 x 106 CAR T cells). Imaging response assessments were conducted locally at Day 28, Month 3 and every three months for 24 months. The trial objectives were safety and tolerability, best overall response rate and complete response rate, duration of response, selection of the recommended Phase 2 dose and cell expansion pharmacokinetics.
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
Patients Treated with Ronde-Cel in the 3L+ Setting
There were 29 efficacy-evaluable 3L+ patients with R/R LBCL (DLBCL, PMBCL, 3BFL or tFL) with a median follow‑up time of 12 months as of the data cutoff date. The data are presented in Figure 3 and summarized here:
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

Figure 3: High rates of durable complete responses were observed in patients treated with ronde-cel in the 3L+ setting.
3L+, third- or later-line setting, LBCL, large B-cell lymphoma.

Patients Treated with Ronde-Cel in the 2L Setting
There were 18 efficacy-evaluable patients enrolled in the 2L setting with a median follow-up time of 9 months as of the data cutoff date. Of these efficacy-evaluable patients, 94% had primary refractory disease. Data from these patients are presented in Figure 4 and summarized here:
•The overall response rate was 83% (15/18 patients), with 61% (11/18) achieving a complete response
•70% (7/10) of patients with complete response remained in complete response at ≥ 6 months
•The median duration of complete response was not reached

Figure 4: High rates of durable complete responses were observed in patients treated with ronde-cel in the 2L setting.
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
In all 69 patients, as of the data cutoff date, low rates of Grade 1 (32%) or Grade 2 (29%) CRS were reported; ICANS rates were reported as follows: Grade 1 (9%), Grade 2 (3%) and Grade 3 or higher (12%) of patients. The median time to complete resolution of all reports of ICANS was 4 days. Cell pharmacodynamic data demonstrated robust CAR T‑cell expansion and persistence that were similar in patients with or without dexamethasone prophylaxis. No deaths were determined to be related to ronde-cel administration. Data are presented in Figure 5.
Figure 5: Adverse events of interest with and without dexamethasone prophylaxis for patients in both the 3L+ and 2L settings.
CRS, cytokine release syndrome; HGBCL, high grade B-cell lymphoma; ICANS, immune effector cell-associated neurotoxicity; IEC-HS, immune effector cell-associated hemophagocytic lymphohistiocytosis-like syndrome; IV, intravenous; LDH, lactate dehydrogenase; PO, per os (oral).
Ronde-cel demonstrated robust cell expansion with or without dexamethasone prophylaxis (dexamethasone 10 mg by oral or intravenous administration once daily for 3 days) with no significant differences observed in peak CAR T-cell expansion (Cmax) or overall exposure (AUC) between patients who received dexamethasone (N = 25) and those who did not (N = 42).
Ronde-cel has received Regenerative Medicine Advanced Therapy (RMAT) designation as well as Fast Track designation from the FDA for the treatment of adults with R/R DLBCL in the 3L+ setting and has also received RMAT designation for the treatment of LBCL in the 2L setting. The FDA has also granted ronde-cel Orphan Drug Designation for the treatment of DLBCL/HGBCL with MYC and BCL2 rearrangements.
LYL273: Guanylyl Cyclase C-Targeted CAR T-cell product candidate for the treatment of mCRC and other GCC‑expressing cancers
In November 2025, we acquired an exclusive global license, outside of mainland China, Hong Kong, Macau and Taiwan, from ICT for a next-generation GCC-targeted CAR T-cell product candidate (LYL273) with promising dose‑dependent clinical activity in patients with refractory mCRC in a Phase 1 trial conducted in the U.S. LYL273 is a GCC‑targeted CAR T-cell product candidate enhanced with CD19 CAR expression and controlled cytokine release designed to improve CAR T-cell expansion, immune cell infiltration and cancer cell killing in the hostile solid tumor microenvironment. LYL273 was granted Fast Track designation for the treatment of mCRC by the FDA.
In the U.S. Phase 1 clinical trial, as of the data cutoff date of October 28, 2025, the overall response rate was 50% (6 of 12 patients) and the disease control rate was 83% across both dose levels. At Dose Level 2, the highest dose tested, the overall response rate was 67%, including one patient with a pathological complete response, one patient with complete reduction in tumor volume of the target lesions (100% partial response) and two additional patients with confirmed partial responses (Figure 6). For patients treated at Dose Level 2, the disease control rate was 83%, and the median progression‑free survival was 7.8 months.
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

In March 2026, dosing commenced at Dose Level 3 (3 x 106 CAR T cells/kg). A data update focused on safety from this trial is expected in the first half of 2026, with a second data update including clinical outcomes expected in the second half of 2026.
Figure 6: In a U.S. Phase 1 clinical trial, the overall response rate was 50% (6 of 12 patients) and the disease control rate was 83% across both dose levels. At Dose Level 2, the highest dose tested, the overall response rate was 67%, including one patient with a pathological complete response, one patient with complete reduction in tumor volume of the target lesions (100% partial response) and two additional patients with confirmed partial responses. For patients treated at Dose Level 2, the disease control rate was 83%, and the median progression-free survival was 7.8 months.
Clinical proof-of-concept was initially demonstrated in an investigator-sponsored clinical trial conducted in China. Data from this clinical trial in 15 patients with mCRC were published in JAMA Oncology (September 2024).
Colorectal cancer is the second leading cause of cancer deaths worldwide, and the incidence of colorectal cancer is rising in people younger than 55 years old. In the United States, there were estimated to be 154,000 total new colorectal cancer diagnoses and about 1 in 5 of these diagnoses will occur in people younger than 55 years old. Approximately 53,000 people were estimated to have died from CRC in the U.S. in 2025. Approximately 25% of patients have metastatic disease at the time of diagnosis and up to 60% of patients diagnosed with colorectal cancer will develop distant metastases at some point during their disease journey.
Despite the remaining tremendous unmet medical need for new effective therapies for mCRC, the worldwide net sales for currently approved CRC products are expected to reach $12 billion by 2032 (Figure 7). However, the benefit of approved therapies for mCRC in the 3L+ setting is limited. With the approved products, only six percent or less of patients achieve a partial or complete response to their next line of therapy, the median progression-free survival is 6 months or less and the median overall survival is 11 months or less (Figure 7).

Figure 7: The worldwide market for therapies approved for colorectal cancer is six billion dollars and growing. However, currently approved standard-of-care therapies in the 3L+ setting do not achieve meaningful response rates and provide limited survival benefit.

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
Macroeconomic Environment
Our business and operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges such as the effects of disruption between the U.S. and its trading partners due to tariffs or other policies, ongoing geopolitical conflicts (including military conflicts, threatened hostilities and conflicts or heightened tension in geopolitical relations) and related U.S. involvement, inflationary pressures, fluctuations in the interest rate environment, instability in the banking industry, supply constraints and overall market volatility. Economic uncertainty may persist throughout the remainder of 2026, and the market dynamics and potential business disruptions discussed above and similar adverse conditions may negatively impact our business.
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
Operating Expenses
Research and Development
To date, research and development expenses consist of costs incurred by us for the discovery and development of our technology platforms and product candidates and include costs incurred in connection with conducting and completing current and planned clinical trials, strategic collaborations, costs to license technology, personnel-related costs, stock-based compensation expense, facility and technology related costs, research and laboratory expenses and other expenses, including consulting fees and other costs. Upfront payments and milestones paid to third parties in connection with technology platforms that have not reached technological feasibility and do not have an alternative future use are expensed as incurred.
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
•the drop-out or discontinuation rates of patients in the trials;
•potential additional safety monitoring requested by regulatory agencies;
•the duration of patient participation in the trials and follow-up;
•the cost and timing of manufacturing our product candidates;
•the phase of development of our product candidates;
•the efficacy and safety profile of our product candidates;
•the extent to which we establish additional collaboration or license agreements; and
•whether we choose to partner any of our product candidates and the terms of any such partnership.
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
Other Income, Net
Other income, net consists primarily of the changes in fair value of our SPA put/call (defined below) and success payment liabilities for the three months ended March 31, 2026. Other income, net consists primarily of the changes in fair value associated with our success payment liabilities and contingent consideration payable for the three months ended March 31, 2025.
The SPA put/call refers to a combined financial instrument arising from the Securities Purchase Agreement (SPA) we entered into in July 2025. It represented (i) our right to require certain investors to purchase additional shares of common stock upon the achievement of specified milestones and (ii) the investors' reciprocal right to purchase additional shares. Because these rights were mutually exclusive, they were accounted for as a single financial instrument (SPA put/call). See Note 7, Fair Value Measurements, in the accompanying notes to our unaudited condensed consolidated financial statements included in Part I, Item 1, of this Form 10-Q for additional information.

See Note 3, Asset Acquisitions and Contingent Consideration regarding contingent consideration payable, Note 4, License, Collaboration and Success Payment Agreements regarding our success payment liabilities and associated expenses and Note 7, Fair Value Measurements regarding our SPA put/call in the accompanying notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10‑Q for additional information.
Results of Operations
Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Revenue	$2	$7	$(5)
Operating expenses:
Research and development	36,604	43,447	(6,843)
General and administrative	9,555	14,046	(4,491)
Other operating income, net	(1,896)	(119)	(1,777)
Total operating expenses	44,263	57,374	(13,111)
Loss from operations	(44,261)	(57,367)	13,106
Interest income, net	2,194	3,862	(1,668)
Other income, net	17,914	1,310	16,604
Total other income, net	20,108	5,172	14,936
Net loss	$(24,153)	$(52,195)	$28,042
Research and Development Expenses
The following table summarizes the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Research activities, collaborations and outside services	$15,158	$11,750	$3,408
Personnel	12,078	19,615	(7,537)
Facilities, technology and depreciation	9,368	12,082	(2,714)
Total research and development expenses	$36,604	$43,447	$(6,843)
Research and development expenses were $36.6 million and $43.4 million for the three months ended March 31, 2026 and 2025, respectively. The $6.8 million decrease was due primarily to a $7.5 million decrease in personnel‑related expenses and a $2.7 million reduction in facilities, technology and depreciation expenses primarily due to lower headcount and reduced severance costs associated with the successful technology transfer of ronde-cel to LyFE in 2025 and reduced depreciation expenses, partially offset by a $3.4 million increase in research activities, collaborations and outside services due primarily to increased clinical trials activity.
General and Administrative Expenses
General and administrative expenses were $9.6 million and $14.0 million for the three months ended March 31, 2026 and 2025, respectively. The $4.5 million decrease was primarily due to a $4.0 million decrease in personnel costs, including a $1.5 million decrease in stock-based compensation expense, due to decreased headcount from the successful technology transfer of ronde-cel in 2025.
Other Operating Income, Net
Other operating income, net was $1.9 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $1.8 million for the three months ended March 31, 2026 is due primarily to increased sublease income and reduced losses on property and equipment disposals; we recognized $1.3 million of disposal losses in the prior year period.

Interest Income, Net
Interest income, net was $2.2 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in interest income, net of $1.7 million for the three months ended March 31, 2026 was primarily driven by decreased interest rates in 2026 coupled with lower cash equivalent and marketable securities balances.
Other Income, Net
Other income, net was $17.9 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $16.6 million in other income, net was primarily driven by a gain of $17.6 million resulting from the change in the fair value of our SPA put/call asset. This gain reflects the reversal of the $11.4 million liability recorded as of December 31, 2025, as well as a realized gain from issuing shares of our common stock at the SPA put/call exercise price of $25.61, which exceeded the market price at the time of settlement.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through the sale and issuance of convertible preferred stock, business development activities and the sale of common stock in connection with our IPO, in a private placement financing and pursuant to an at-the-market offering program discussed below. As of March 31, 2026, we had $261.0 million in cash, cash equivalents and marketable securities excluding restricted cash. Since our inception, we have incurred significant operating losses. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for a few years, if ever. We had an accumulated deficit of $1.6 billion as of March 31, 2026. From June 29, 2018 (inception) through March 31, 2026, we raised an aggregate of $1.5 billion in gross proceeds primarily from the sales of our convertible preferred stock, our IPO and private placements in July 2025 and March 2026 of our common stock pursuant to the SPA.
In February 2024, we entered into a sales agreement (Sales Agreement) with TD Securities (USA) LLC (formerly known as Cowen and Company, LLC) (TD Cowen) as our sales agent with respect to an at-the-market offering program. In accordance with the terms of the Sales Agreement, we may offer and sell from time to time through TD Cowen shares of our common stock having an aggregate offering amount of up to $150.0 million (the Placement Shares). Sales of the Placement Shares are made at prevailing market prices on Nasdaq at the time of sale, or as otherwise agreed with the Agent, by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the Securities Act). We pay commissions to TD Cowen of up to 3% of the gross proceeds of the sale of the Placement Shares sold under the Sales Agreement and reimburse TD Cowen for certain expenses. Neither us nor TD Cowen is obligated to sell any shares. During the three months ended March 31, 2026, we sold 65,092 shares of our common stock under the Sales Agreement for net proceeds of approximately $1.7 million.
Securities Purchase Agreement
On July 25, 2025, we issued 3,753,752 shares of common stock at a purchase price of $13.32 per share at an initial closing pursuant to the SPA for gross proceeds of approximately $50.0 million. On March 6, 2026, we issued 1,952,360 shares of common stock at a purchase price of $25.61 per share at a subsequent closing pursuant to the SPA for gross proceeds of approximately $50.0 million.
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
•the extent to which we acquire or invest in businesses, products and technologies; and
•integration of any new businesses, products and technologies, such as LYL273, into our business.
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
Material Cash Requirements
We continually evaluate our liquidity and capital resources to ensure that we can adequately and efficiently finance our operations. As of March 31, 2026, our material cash requirements consisted primarily of paying salaries and benefits, administering clinical trials, conducting research, improving our manufacturing capabilities, providing the technology and facilities necessary to support our operations, funding operating lease obligations and other payments related to our license and collaboration agreements and the acquisitions of ImmPACT and our LYL273 license. See Note 3, Asset Acquisitions and Contingent Consideration, Note 4, License, Collaboration and Success Payment Agreements, and Note 8, Leases, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(38,510)	$(54,738)
Investing activities	17,378	69,466
Financing activities	51,722	1
Net increase in cash, cash equivalents and restricted cash	$30,590	$14,729
Operating Activities
During the three months ended March 31, 2026, net cash used in operating activities was $38.5 million, reflecting our net loss of $24.2 million, in addition to non-cash items primarily related to the gain on the SPA put/call of $17.6 million and non-cash lease income of $1.1 million, partially offset by stock-based compensation expense of $4.3 million and depreciation and amortization expense of $2.3 million. Additionally, net operating assets and liabilities decreased $1.1 million, which also contributed to the net cash used in operating activities.
During the three months ended March 31, 2025, net cash used in operating activities was $54.7 million, reflecting our net loss of $52.2 million, partially offset by $7.0 million of non-cash items primarily related to stock-based compensation expense of $6.0 million, depreciation and amortization expense of $3.4 million and losses on property and equipment disposals of $1.3 million, partially offset by net amortization and accretion on marketable securities of $1.7 million and the change in the fair value of our contingent consideration payable of $1.2 million. Additionally, net operating assets and liabilities decreased $9.6 million primarily driven by a $9.8 million decrease in accrued liabilities and other current liabilities, which also contributed to the net cash used in operating activities.
Investing Activities
During the three months ended March 31, 2026 and March 31, 2025, cash provided by investing activities was $17.4 million and $69.5 million, respectively, consisting primarily of net maturities and purchases of marketable securities.
Financing Activities
During the three months ended March 31, 2026, cash provided by financing activities was $51.7 million, consisting primarily of proceeds from the issuance of $50.0 million of common stock under the SPA and $1.7 million from our at-the-market equity financing.
During the three months ended March 31, 2025, cash provided by financing activities was approximately zero.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported revenue and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies and estimates as compared to those described in our 2025 Annual Report other than the SPA put/call described above.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Our primary risks include interest rate sensitivities.

Interest Rate Risk
We had cash equivalents of $74.0 million as of March 31, 2026, which consisted of money market funds and highly liquid investments purchased with original maturities of three months or less from the purchase date. We also had fixed income marketable securities of $170.2 million as of March 31, 2026. The primary objective of our investment activities is to preserve capital to fund our operations, and we currently do not hedge our interest rate risk exposure. Because our fixed income marketable securities are primarily short-term in duration, our exposure to interest rate risk is not significant, and a hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material effect on our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We had no debt outstanding as of March 31, 2026.
Foreign Currency Exchange Risk
Substantially all of our employees and operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. We have limited operations in Australia that are not material to our financial statements. We therefore are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we have contracted with and may continue to contract with non-U.S. vendors who we may pay in their local currency. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. To date, foreign currency transaction gains and losses have not been material to our unaudited condensed consolidated financial statements, and we have not had a formal hedging program with respect to foreign currency. A hypothetical 10% change in exchange rates during any of the periods presented would not have had a material effect on our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management, with the participation and supervision of our Chief Executive Officer and our Chief Financial and Business Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of March 31, 2026. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial and Business Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial and Business Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Our business involves significant risks, some of which are described below. You should carefully consider the risks described below, as well as the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The risk factors set forth below that are marked with an asterisk (*) contain substantive changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our 2025 Annual Report.
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
As a result of expense timing, as well as diligent expense management, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs into the third quarter of 2027. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital to complete clinical development of any of our current programs.

We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all, and our ability to raise additional capital may be adversely impacted by potentially unfavorable global economic conditions or conditions in the biopharmaceutical industry, including disruptions to, or volatility in, the credit and financial markets in the United States and worldwide, actual or perceived changes in interest rates and economic inflation, the current or anticipated impact of geopolitical instability and otherwise. In February 2024, we entered into the Sales Agreement with TD Cowen, acting as our sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at‑the‑market equity offerings. Neither we nor TD Cowen are obligated to sell any shares. As of March 31, 2026, we have sold 65,092 shares of our common stock under the Sales Agreement. If adequate funds are not available to us on a timely basis, including pursuant to the Sales Agreement, we may be required to delay, limit, reduce or terminate nonclinical studies, clinical trials or other development activities for our product candidates or delay, limit, reduce or terminate our establishment of sales, marketing and distribution capabilities or other activities that may be necessary to commercialize our product candidates.
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
We also agreed to make success payments payable in cash or publicly-tradeable shares of our common stock at our discretion pursuant to our success payment agreements with Fred Hutch and Stanford, pursuant to which we may be required to make success payments based on increases in the per share fair value of our common stock on each contractually prescribed measurement date. Our success payment obligations are recorded as liabilities on our consolidated balance sheets. Under U.S. generally accepted accounting principles (GAAP), we are required to estimate the fair value of these liabilities as of each quarter end. Changes in the success payment liabilities fair value are recognized in other income or expense, net. We may have additional obligations owed to third parties in the form of cash or equity. Factors that may lead to increases or decreases in the estimated fair value of our success payment liabilities include, among others, changes in the value of the common stock, changes in volatility and changes in the risk-free rate. For information related to our success payment obligations, see Note 4, License, Collaboration and Success Payment Agreements, in the accompanying notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
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
Under GAAP, we assess our long-lived assets, including property and equipment and lease right-of-use assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. For example, as a result of the sustained decline in the trading price of our common stock and related market capitalization, our reprioritization of certain research and development programs and our associated reductions in workforce, we performed an impairment assessment of long-lived assets for the year ended December 31, 2024 that resulted in recognition of an impairment of long-lived assets. See Note 5, Impairment of Long-Lived Assets, in the accompanying notes to our audited consolidated financial statements included in Part II, Item 8, of our 2025 Annual Report for additional information.
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
We currently have two product candidates in clinical development. Our lead product candidate, ronde-cel, is under evaluation in two pivotal trials: PiNACLE, a single-arm clinical trial that is a seamless expansion of the 3L+ cohort in the Phase 1/2 trial, evaluating ronde-cel in patients with R/R LBCL receiving treatment in the 3L+ setting, and PiNACLE-H2H, a Phase 3 head-to-head CAR T‑cell therapy randomized controlled trial of ronde-cel for LBCL in the 2L setting that has commenced dosing. LYL273, a novel GCC-targeted CAR T-cell product candidate, is under evaluation in a U.S. Phase 1 dose-escalation, dose-expansion clinical trial in patients with refractory mCRC. We have not yet demonstrated our ability to successfully complete any clinical trials (including any pivotal clinical trials), obtain regulatory approvals, manufacture a commercial‑scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization, and we have previously discontinued clinical development for other programs. We have invested substantial resources in developing our technologies and our product candidates, conducting nonclinical studies, commencing and conducting clinical trials and building our manufacturing facilities and capabilities, each of which will be required prior to any regulatory approval and commercialization. Our ability to generate revenue from product sales, which we do not expect will occur for a few years, if ever, will depend heavily on the successful research and development and eventual commercialization of one or more product candidates in profitable indications and markets. The success of our efforts to identify, develop, manufacture and commercialize product candidates will depend on many factors, including the following:
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
•maintaining compliance with regulatory requirements, including the U.S and European Union (EU) current Good Manufacturing Practices (cGMP) requirements;
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
We are seeking to identify and develop a pipeline of product candidates using our proprietary technologies. The scientific research that forms the basis of our efforts to develop product candidates with our technologies is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our technologies is both preliminary and limited. Additionally, although ronde‑cel is in the PiNACLE trial in the 3L+ setting and the PiNACLE-H2H trial in the 2L setting and LYL273 is in Phase 1 clinical development, our current clinical data are limited, and nonclinical data may not translate into humans or may not accurately predict the safety and efficacy of our product candidates in humans. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. Although we have presented clinical data from the PiNACLE trial in the 3L+ setting and the Phase 1/2 trial of ronde‑cel, including data from patients with relapsed and/or refractory LBCL, and from the Phase 1 trial of LYL273 in patients with refractory mCRC, our clinical trials may not generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of our product candidates.
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
Success in research, nonclinical studies and early clinical trials does not ensure that later clinical trials will generate similar results and otherwise provide adequate data to demonstrate the efficacy and safety of an investigational product. Clinical trials may show that one or more of our product candidates are not safe or effective, in which event we may need to abandon development of such product candidates. In fact, a number of companies in the biopharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in early- and late-stage clinical trials, even after seeing promising results in earlier nonclinical studies or clinical trials. Thus, even if the results from our initial research, nonclinical activities or early clinical results appear positive, we do not know whether the current PiNACLE trial in the 3L+ setting and PiNACLE-H2H in the 2L setting for ronde-cel or the Phase 1 clinical trial for LYL273 in patients with refractory mCRC or subsequent clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ronde-cel or LYL273. Although we presented clinical data from the PiNACLE trial and the Phase 1/2 clinical trial for ronde‑cel and the Phase 1 clinical trial for LYL273, such results may not be predictive of future results in our ronde‑cel and LYL273 clinical trials and may change following blinded independent central review of the imaging data.
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
We currently have two product candidates in clinical development. Our lead product candidate, ronde‑cel, is under evaluation in two pivotal trials: PiNACLE, a single-arm clinical trial that is a seamless expansion of the 3L+ cohort in the Phase 1/2 trial, evaluating ronde-cel in patients with R/R LBCL receiving treatment in the 3L+ setting; and PiNACLE-H2H, a Phase 3 head‑to‑head CAR T‑cell therapy randomized controlled trial of ronde‑cel for LBCL in the 2L setting that has commenced dosing. In addition, LYL273, our novel GCC‑targeted CAR T‑cell product candidate for the treatment of mCRC, is currently in Phase 1 clinical development. The risk of failure of our product candidates, or any product candidates we acquire, is high. The clinical trials and manufacturing of our product candidates, or any product candidates we acquire, are, and the manufacturing and marketing of such product candidates, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
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
•obtaining Institutional Review Board (IRB) approval at each trial site or positive ethics committee opinions;
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
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in our clinical trials, we may not continue the development of nor receive approval to market any product candidates, which could prevent us from ever generating product revenues or achieving profitability. Previous clinical trials utilizing CAR T cells to treat hematologic malignancies have shown an increased risk of CRS and ICANS, and approved CAR T-cell therapy products carry a boxed warning concerning the risk of developing secondary T‑cell malignancies. For example, while we observed a manageable safety profile appropriate for outpatient administration, initial data from patients with LBCL treated in the 3L+ setting and the 2L setting in our multi-cohort, multi-center Phase 1/2 clinical trial of ronde-cel reported low rates of Grade > 3 ICANS. In addition to CRS and ICANS, diarrhea or colitis have been reported with LYL273. Adverse events may also be associated with the lymphodepletion utilized with cell therapies. If additional adverse events or other side effects are observed in any of our clinical trials that are atypical of, or more severe than, the known side effects of similar cell therapies, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials or we may be required to abandon those trials or our development efforts of one or more product candidates altogether. If such effects are more severe, less reversible than we expect or not reversible at all, we may decide or be required to perform additional studies or to halt or delay further clinical development of any of our product candidates, which could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities.
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
From time to time, we may also disclose preliminary or interim data from our nonclinical studies and from our or related third-party clinical trials. Preliminary or interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, although we presented clinical data from the PiNACLE trial and the Phase 1/2 trial of ronde‑cel, including data from patients with relapsed and/or refractory LBCL, our ronde‑cel clinical trials, including the PiNACLE trial and the PiNACLE-H2H trial, may not generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of ronde-cel. In addition, the enrollment of additional patients into the ongoing U.S. Phase 1 clinical trial of LYL273 in patients with refractory mCRC may not generate similar results or otherwise provide adequate data to demonstrate the safety and efficacy of LYL273. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Additionally, disclosure of preliminary or interim data by us or by our competitors could result in volatility in the price of our common stock.
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
We acquired ImmPACT in October 2024 and an exclusive global license, outside of mainland China, Hong Kong, Macau and Taiwan, from ICT for LYL273 in November 2025 with the expectation that these acquisitions will result in various benefits including, among other things, benefits relating to a strengthened market position for Lyell, cost savings and operating efficiencies. Our ability to realize the anticipated benefits of these acquisitions is dependent, in part, on our ability to realize the anticipated cost savings, such as those from the transition of the manufacturing of ronde‑cel and LYL273 to LyFE. We may also encounter difficulties that could adversely affect our ability to maintain relationships with existing partners and employees, such as:
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
Additionally, we have implemented reductions in workforce in the past few years. If we implement additional reductions in force in the future, these reductions may yield unintended consequences and costs, such as difficulty retaining and motivating remaining employees, increased difficulty in our day-to-day operations and loss of institutional knowledge and expertise and difficulty in attracting and hiring qualified employees in the future. We may also be subject to reputational risks and litigation risks and expenses and may not realize the savings or operational efficiencies anticipated, which could result in total costs and expenses that are greater than expected.

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
International trade policies, including tariffs, sanctions and trade barriers, may adversely affect our business, financial condition, results of operations and prospects.*
We operate in a global economy, which includes utilizing third-party suppliers in certain countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the biopharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. Since then, the U.S. government has announced various trade deals and ongoing negotiations with other countries and regions. In addition, the Bureau of Industry and Security, U.S. Department of Commerce, had initiated an investigation and determined that pharmaceutical ingredients, including finished drug product, manufactured outside the United States posed a national security risk and should be subject to additional tariffs. As relevant policies are rapidly evolving, it may be difficult to evaluate their potential future impacts. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.
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
We have built our own manufacturing facility, LyFE, in Bothell, Washington. This facility is designed to support the production of nonclinical and clinical development product candidates and early commercialization of products, and ongoing facility and equipment qualification to support clinical production is required. If we are not able to further qualify our existing facility or the appropriate regulatory approvals for the facility are delayed, or if we are unable to otherwise expand our manufacturing capacity, including for LYL273, which we acquired through an exclusive license in November 2025 and for which we intend to transition manufacturing to LyFE, we may be unable to manufacture sufficient quantities of our product candidates, if at all, which would limit our development activities and our opportunities for growth. If LyFE fails to have sufficient capacity to provide drug supply for our ongoing and planned trials and through potential commercial launch, our business and financial condition may be significantly harmed, and we may incur significant additional costs and delays related to the development of our product candidates. If we fail to adequately transition manufacturing of LYL273 to LyFE or fail to qualify LyFE for additional production, our business and financial condition may be significantly harmed, and we may incur significant additional costs and delays related to the development of LYL273.
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
We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to help conduct GCP-compliant clinical trials on our product candidates properly and on time. For example, we are relying on CROs to assist us in conducting our ronde-cel clinical trials, including the PiNACLE trial in the 3L+ setting and the PiNACLE-H2H trial in the 2L setting and in the conduct of the ongoing U.S. Phase 1 clinical trial for LYL273. Negotiating budgets and contracts with CROs and clinical sites may result in delays to our development timelines and increased costs. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. There can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
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
We currently have no products approved for commercial sale and two product candidates in clinical development. Our lead product candidate, ronde‑cel, is under evaluation in two pivotal trials: PiNACLE, a single-arm clinical trial that is a seamless expansion of the 3L+ cohort in the Phase 1/2 trial, evaluating ronde-cel in patients with R/R LBCL receiving treatment in the 3L+ setting; and PiNACLE-H2H, a Phase 3 head‑to‑head CAR T‑cell therapy randomized controlled trial of ronde‑cel for LBCL in the 2L setting that has commenced dosing. In addition, LYL273, our novel GCC‑targeted CAR T‑cell product candidate for the treatment of mCRC, is currently in Phase 1 clinical development. The future success of our business is substantially dependent on our ability to obtain regulatory approval for our product candidates, and any product candidates we acquire, for the indications we seek, and, if approved, to successfully commercialize one or more product candidates in a timely manner. Each of our programs and product candidates will require clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.
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
In addition to oversight by the FDA and by IRBs under guidelines promulgated by the National Institutes of Health (NIH), clinical trials such as those that evaluate T cells expressing a synthetic CAR are also subject to review and oversight by an Institutional Biosafety Committee (IBC). The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether trials of cell therapies that involve genetic engineering may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.
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
Similarly, a significant trend in the healthcare industry is cost containment. Governmental authorities have announced initiatives to control the cost of prescription drugs and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In addition, the Department of Health and Human Services (HHS) has been empowered to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year, up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. In addition, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. For additional detail on healthcare reform that may affect our cost containment, see “Healthcare Reform” in Part I, Item 1 of our 2025 Annual Report. As such, cost containment reform efforts may result in an adverse effect on our operations. Obtaining coverage and adequate reimbursement for our product candidates may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Similarly, because our product candidates will be physician-administered, separate reimbursement for the product itself may or may not be available. Instead, the administering physician may or may not be reimbursed for providing the treatment or procedure in which our product is used.
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
We may be subject to broadly applicable healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research, market, sell and distribute any product candidates for which we obtain marketing approval. The healthcare laws that may affect us include: the federal fraud and abuse laws, including the federal anti-kickback, and false claims and civil monetary penalties laws; federal data privacy and security laws, including HIPAA; and federal transparency laws related to ownership and investment interests and payments and/or other transfers of value made to or held by physicians (including doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. In addition, many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. Moreover, several states require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Additionally, some state and local laws require certain regulatory licenses to manufacture or distribute our products in clinical trials or commercially and/or the registration of biopharmaceutical sales representatives in the jurisdiction. Similar requirements are applicable in foreign countries. Outside the United States, interactions between pharmaceutical companies and healthcare professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct.
Ensuring that our operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom were compensated in the form of stock options for consulting services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, disgorgement, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid or comparable foreign programs, additional reporting requirements and/or oversight if a corporate integrity agreement or similar agreement is executed to resolve allegations of non-compliance with these laws and the curtailment or restructuring of operations. In addition, violations may also result in reputational harm, diminished profits and lower future earnings. For additional detail on healthcare laws that may affect our business, see the section entitled “Other Laws” in Part I, Item 1 of our 2025 Annual Report.
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
Changes in healthcare policies, laws and regulations may impact our ability to obtain approval for, or commercialize our product candidates, if approved.*
In the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality and expand access to care. In the United States, there have been and continue to be a number of healthcare-related legislative initiatives, as well as executive, judicial and Congressional challenges and amendments to existing healthcare laws that have significantly affected, and could continue to significantly affect, the healthcare industry. For example, there have been efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA, some of which have been successful. For example, on July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law that narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding and limiting provider taxes used to fund the program. Congress is also considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.
Additional health reform measures may continue and affect our business in unknown ways, particularly given the change in administration. The current administration is pursuing policies to reduce regulations and expenditures across government, including at HHS, the FDA, the Centers for Medicare & Medicaid Services and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform U.S. patients and Medicaid programs prescription drug Most Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. These actions and proposals include, for example: (1) reducing agency workforces; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most‑Favored‑Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase and enact restrictions on pharmacy benefit manager payment methodologies, among others. As noted above, the Loper decision could result in other legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care-related legislation that could impact the drug approval process.
We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. For additional detail on healthcare reform that may affect our business, see the section entitled “Healthcare Reform” in Part I, Item 1 of our 2025 Annual Report.
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
Numerous U.S. states have enacted comprehensive data privacy and security laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include the right to access, correct or delete certain personal data and to opt‑out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to advance our product candidates effectively. Certain states also impose more stringent requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act (CCPA) applies to personal data of consumers, business representatives and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability.
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
Outside the United States, an increasing number of laws, regulations and industry standards may govern data privacy and security. For example, the EU’s General Data Protection Regulation 2016/679 (EU GDPR), the EU GDPR as it forms part of United Kingdom (UK) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (UK GDPR), Australia’s Privacy Act and Canada’s Personal Information Protection and Electronic Documents Act impose strict requirements for processing personal data.
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
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or our products.*
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing securities issued in any such transactions. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. In February 2024, we entered into the Sales Agreement pursuant to which we may offer and sell, from time to time, up to $150.0 million in shares of our common stock. As of March 31, 2026, we have sold 65,092 shares of our common stock under the Sales Agreement. In October 2024, in connection with the acquisition of ImmPACT, we issued 1,875,000 shares of our common stock at closing (shares reflecting the effect of the 1-for-20 reverse stock split we effected in May 2025 (the Reverse Stock Split)), as adjusted for cash payments made in lieu of fractional shares, and, in July 2025, we issued an additional 625,000 shares of our common stock in connection with the achievement of certain clinical milestones, to certain pre‑closing stockholders of ImmPACT. In July 2025, we entered into the SPA, pursuant to which in July 2025, we issued 3,753,752 shares of our common stock in the initial closing and, in March 2026, we issued an additional 1,952,360 shares of our common stock in a subsequent closing. In November 2025 we entered into the exclusive license agreement with ICT pursuant to which we issued 1,900,000 shares of our common stock at closing and may issue up to additional 1,850,000 shares of our common stock in the future pursuant to the terms specified in the agreement. See Note 9, Stockholders’ Equity, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10‑Q, for additional details regarding the terms under which we may issue additional securities pursuant to the exclusive license agreement with ICT. To the extent that we raise additional capital through the sale of equity or debt securities, including pursuant to the Sales Agreement or exclusive license agreement with ICT, your ownership interest may be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Any such future issuance of capital stock may result in further dilution of your ownership.

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
Unstable market, economic and geopolitical conditions may have serious adverse consequences on our business, financial condition and stock price.*
The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of tariffs and recession concerns), which included severely diminished liquidity and credit availability, elevated inflationary pressures and interest rate volatility, declines in consumer confidence, slower economic growth, uncertainty about economic stability and swings in unemployment rates. The financial markets and the global economy may also be adversely affected by the impact of tariffs, supply chain disruptions, labor shortages, fluctuations in currency exchange rates, changes in interest rates, military conflict, acts of terrorism or other geopolitical events. Sanctions imposed, and other actions taken, by the United States and other countries in geopolitical conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Deterioration in credit and financial markets and confidence in economic conditions may occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions, including disruption to enrollment within our ongoing or planned trials and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.
Other international and geopolitical events could also have a serious adverse impact on our business. While we cannot predict the broader consequences, these conflicts and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the first quarter of 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5‑1 trading arrangement or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) and (c) of Regulation S-K, respectively.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of October 24, 2024, by and among the Registrant, ImmPACT Bio USA Inc., Inspire Merger Sub Inc. and WT Representative LLC, solely in its capacity as the Representative.	8-K	001-40502	2.1	10/24/2024
3.1	Amended and Restated Certificate of Incorporation.	S-8	333-257249	4.1	06/21/2021
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Lyell Immunopharma, Inc.	8-K	001-40502	3.1	05/28/2025
3.3	Amended and Restated Bylaws.	8-K	001-40502	3.1	12/05/2025
4.1	Form of Common Stock Certificate.	10-Q	001-40502	4.1	08/12/2025
4.2	Amended and Restated Investors' Rights Agreement, by and among the Registrant and certain of its stockholders, dated March 5, 2020.	S-1	333-256470	4.2	05/25/2021
10.1#	Offer Letter by and between the Registrant and Smital Shah, dated March 3, 2026.	8-K	001-40502	10.1	03/09/2026
10.2*#	Lyell Immunopharma, Inc. Non-Employee Director Compensation Policy					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
32.1«	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
__________________________________
# Indicates management contract or compensatory plan or arrangement.

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

Lyell Immunopharma, Inc.

Date: May 6, 2026	By:	/s/ SMITAL SHAH
Smital Shah
Chief Financial and Business Officer (Principal Financial Officer)