Form 10-Q
period 2026-06-30
Lyell Immunopharma, Inc.
filed 2026-08-06
CIK 1806952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2026, the registrant had 24,505,141 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$72,985	$60,181
Marketable securities	131,117	187,039
Prepaid expenses and other current assets	9,439	13,719
Total current assets	213,541	260,939
Restricted cash	1,587	1,585
Marketable securities, non-current	23,896	—
Other investments	19,000	19,000
Property and equipment, net	30,507	34,771
Operating lease right-of-use assets	16,781	18,871
Other non-current assets	5,841	4,886
Total assets	$311,153	$340,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,879	$2,893
Accrued liabilities and other current liabilities	35,988	46,519
Total current liabilities	39,867	49,412
Operating lease liabilities, non-current	36,934	41,921
Other non-current liabilities	537	517
Total liabilities	77,338	91,850
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 500,000 shares authorized at June 30, 2026 and December 31, 2025; 23,397 and 21,251 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	1,922,433	1,867,512
Accumulated other comprehensive (loss) income	(158)	242
Accumulated deficit	(1,688,462)	(1,619,554)
Total stockholders’ equity	233,815	248,202
Total liabilities and stockholders’ equity	$311,153	$340,052
See accompanying notes.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$4	$8	$6	$15
Operating expenses:
Research and development	39,524	34,857	76,128	78,304
General and administrative	9,576	9,786	19,131	23,832
Other operating (income) loss, net	(1,759)	1,062	(3,655)	943
Impairment of long-lived assets	—	1,443	—	1,443
Total operating expenses	47,341	47,148	91,604	104,522
Loss from operations	(47,337)	(47,140)	(91,598)	(104,507)
Interest income, net	2,184	3,276	4,378	7,138
Other income, net	398	1,180	18,312	2,490
Total other income, net	2,582	4,456	22,690	9,628
Net loss	(44,755)	(42,684)	(68,908)	(94,879)
Other comprehensive loss:
Net unrealized loss on marketable securities	(149)	(101)	(400)	(234)
Comprehensive loss	$(44,904)	$(42,785)	$(69,308)	$(95,113)

Net loss per common share, basic and diluted	$(1.92)	$(2.89)	$(3.05)	$(6.42)
Weighted-average shares used to compute net loss per common share, basic and diluted	23,364	14,793	22,624	14,774
See accompanying notes.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended June 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2026	23,328	$2	$1,917,379	$(9)	$(1,643,707)	$273,665
Issuance of common stock under employee stock purchase plan	37	—	522	—	—	522
Issuance of common stock in connection with restricted stock units, net of tax	32	—	—	—	—	—
Stock-based compensation	—	—	4,532	—	—	4,532
Other comprehensive loss	—	—	—	(149)	—	(149)
Net loss	—	—	—	—	(44,755)	(44,755)
Balance as of June 30, 2026	23,397	$2	$1,922,433	$(158)	$(1,688,462)	$233,815

	Six Months Ended June 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	21,251	$2	$1,867,512	$242	$(1,619,554)	$248,202
Issuance of common stock upon exercise of stock options	3	—	26	—	—	26
Issuance of common stock under employee stock purchase plan	37	—	522	—	—	522
Issuance of common stock in connection with restricted stock units, net of tax	89	—	—	—	—	—
Issuance of common stock in connection with PIPE financing	1,952	—	43,850	—	—	43,850
Issuance of common stock in connection with ATM financing	65	—	1,696	—	—	1,696
Stock-based compensation	—	—	8,827	—	—	8,827
Other comprehensive loss	—	—	—	(400)	—	(400)
Net loss	—	—	—	—	(68,908)	(68,908)
Balance as of June 30, 2026	23,397	$2	$1,922,433	$(158)	$(1,688,462)	$233,815

See accompanying notes.

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
1.Amounts previously reported have been retroactively adjusted to reflect the 1-for-20 reverse stock split effected on May 30, 2025. See Note 2.

See accompanying notes.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,908)	$(94,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,827	11,028
Depreciation and amortization expense	4,554	6,576
Gain on securities purchase agreement put/call	(17,561)	—
Non-cash lease income	(2,306)	(1,516)
Net amortization and accretion on marketable securities	(1,708)	(2,890)
Change in fair value of success payment liabilities	(752)	(240)
Loss on property and equipment disposals, net	117	3,759
Change in fair value of contingent consideration payable	—	(2,075)
Impairment of long-lived assets	—	1,443
Loss on marketable equity security	—	28
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	3,325	4,796
Accounts payable	919	(1,885)
Accrued liabilities and other current liabilities	1,041	(13,118)
Other non-current liabilities	20	(223)
Net cash used in operating activities	(72,432)	(89,196)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(345)	(414)
Sales of property and equipment	5	—
Purchases of marketable securities	(90,706)	(165,112)
Maturities of marketable securities	124,040	247,639
Net cash provided by investing activities	32,994	82,113
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from securities purchase agreement equity issuance	50,000	—
Proceeds from employee stock purchase plan	522	184
Proceeds from exercise of stock options	26	—
Proceeds from at-the-market offering, net of offering expenses	1,696	—
Net cash provided by financing activities	52,244	184
Net increase (decrease) in cash, cash equivalents and restricted cash	12,806	(6,899)
Cash, cash equivalents and restricted cash at beginning of period	61,766	107,287
Cash, cash equivalents and restricted cash at end of period	$74,572	$100,388
Represented by:
Cash and cash equivalents	$72,985	$98,804
Restricted cash	1,587	1,584
Total	$74,572	$100,388
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for amounts included in the measurement of lease liabilities	$6,436	$6,252
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$77	$9
See accompanying notes.

Lyell Immunopharma, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization
Lyell Immunopharma, Inc. (the “Company”) was incorporated in Delaware in June 2018. The Company is a late‑stage clinical cell therapy company advancing a pipeline of proprietary next-generation autologous chimeric antigen receptor (“CAR”) T-cell product candidates for patients with hematologic malignancies and solid tumors. The Company’s lead product candidate, rondecabtagene autoleucel (“ronde-cel”), is an autologous dual‑targeting CD19/CD20 CAR T‑cell therapy in development for large B-cell lymphoma (“LBCL”). In November 2025, the Company acquired exclusive global rights outside of mainland China, Hong Kong, Macau and Taiwan, to a novel guanylyl cyclase C (“GCC”)-targeted CAR T-cell product candidate, LYL273, in clinical development for relapsed/refractory metastatic colorectal cancer (“mCRC”) and other GCC‑expressing cancers. The Company’s primary activities since incorporation have been to develop investigational T‑cell therapies, conduct research and development, execute clinical trials, enable and execute manufacturing activities in support of its product candidate development efforts, submit regulatory submissions, acquire technology and product candidates, enter into strategic license and collaboration arrangements, organize and staff the Company, conduct business planning, establish its intellectual property portfolio, raise capital and provide general and administrative support for these activities.
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
The prepaid clinical supply balance was $3.5 million and $7.5 million as of June 30, 2026 and December 31, 2025, respectively, and is recorded within prepaid expenses and other current assets on the Company's condensed consolidated balance sheets. During the three and six months ended June 30, 2026, the Company recorded clinical supply expense of $2.3 million and $4.0 million, respectively, reducing the prepaid clinical supply balance.
The Company will recognize any future cash milestones or royalty payments in the period in which the cash milestones or royalty payments become due and payable. The Company has not made or accrued for cash milestones or royalty payments as these have not become due and payable.
The Company determined that the milestone payments payable in the Company’s common stock are subject to accounting under ASC 718, Compensation - Stock Compensation. Consistent with the Company’s treatment of other performance-based equity awards, compensation expense is recognized for the number of shares expected to be earned after assessing the probability that a certain performance condition will be met and the targeted payout level associated with the performance condition expected to be achieved. At each reporting date, the Company is required to evaluate whether achievement of a performance condition is probable. If performance conditions are not met or not expected to be met, any compensation expense previously recognized associated with the awards will be reversed. A clinical milestone for 1.1 million shares of common stock was achieved during the three months ended June 30, 2026. The $19.7 million of stock-based compensation expense related to this clinical milestone was recognized in the fourth quarter of 2025, when achievement of the milestone was initially deemed probable, and was recorded within research and development expense.
The achievement of the clinical milestone triggered the Company’s obligation to issue 1.1 million shares of the Company’s common stock to ICT, which were issued in July 2026. See Note 13, Related-Party Transactions, for information regarding the Company’s related-party relationship with ICT.
ImmPACT Acquisition
In October 2024, the Company acquired ImmPACT Bio USA Inc. (“ImmPACT”) for upfront consideration of $30.0 million in cash (in addition to approximately $11.9 million for ImmPACT’s existing cash balance, net of certain of ImmPACT’s unpaid transaction expenses) and 1.875 million shares of common stock. In July 2025, the Company issued 625,000 shares of common stock valued at $5.9 million upon achieving a specified clinical milestone, fulfilling all contingent equity obligations.
Remaining contingent consideration consists of a low single-digit royalty on future U.S. net sales of the dual‑targeting CD19/20 CAR T‑cell product. Under ASC 815, these royalties are not accounted for as derivatives and are recognized in the period they become due. As of June 30, 2026, no royalty payments have been made or accrued.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of June 30, 2026, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The success payment liability was $0.2 million and $0.4 million as of June 30, 2026 and December 31, 2025, respectively, which is recognized in accrued liabilities and other current liabilities. With respect to the Fred Hutch Collaboration Agreement success payment obligations, the Company recognized success payment expense reversals of $0.2 million and approximately zero for the three months ended June 30, 2026 and 2025, respectively, and expense reversals of $0.3 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively, which are recognized in other income, net.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the Company’s IPO and each two-year anniversary of the Company’s IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of June 30, 2026, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The success payment liability was $0.3 million and $0.8 million as of June 30, 2026 and December 31, 2025, respectively, which is recognized in accrued liabilities and other current liabilities. With respect to the Stanford Collaboration Agreement success payment obligations, the Company recognized success payment expense reversals of $0.3 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and expense reversals of $0.5 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively, which are recognized in other income, net.
5. Cash Equivalents and Marketable Securities
The fair value and amortized cost of cash equivalents and fixed income marketable securities by major security type are as follows (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$51,657	$—	$—	$51,657
U.S. Treasury securities	134,683	6	(150)	134,539
U.S. government agency securities	11,694	—	(9)	11,685
Corporate debt securities	18,017	—	(5)	18,012
Total cash equivalents and fixed income marketable securities	$216,051	$6	$(164)	$215,893

Classified as:	Fair Value
Cash equivalents	$60,880
Marketable securities	131,117
Marketable securities, non-current	23,896
Total cash equivalents and fixed income marketable securities	$215,893

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$49,766	$—	$—	$49,766
U.S. Treasury securities	175,839	233	—	176,072
U.S. government agency securities	6,528	5	—	6,533
Corporate debt securities	4,430	4	—	4,434
Total cash equivalents and fixed income marketable securities	$236,563	$242	$—	$236,805

Classified as:	Fair Value
Cash equivalents	$49,766
Marketable securities	187,039
Marketable securities, non-current	—
Total cash equivalents and fixed income marketable securities	$236,805
The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for less than 12 months were $126.0 million and zero as of June 30, 2026 and December 31, 2025, respectively. The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for greater than 12 months were zero as of both June 30, 2026 and December 31, 2025. As of

June 30, 2026 and December 31, 2025, all of the Company’s money market and fixed income marketable securities had a maturity date of two years or less, were available for use and were classified as available‑for‑sale. The Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before recovery of their amortized cost basis. The Company determined that there was no material change in the credit risk of the above investments as of both June 30, 2026 and December 31, 2025. As such, an allowance for credit losses has not been recognized. Gross realized gains and losses were de minimis for the three and six months ended June 30, 2026 and 2025 and as a result, amounts reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2026 and 2025 were also de minimis. See Note 7, Fair Value Measurements, for additional information regarding cash equivalents and fixed income marketable securities.
6. Other Investments
In prior years the Company made minority ownership strategic investments. As of both June 30, 2026 and December 31, 2025, the aggregate carrying amount of the Company’s strategic investments in non-publicly traded companies was $19.0 million. These investments are measured at initial cost, minus impairment, if any, and plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Cumulative impairments of strategic investments in equity investments without readily determinable fair values still held as of both June 30, 2026 and December 31, 2025 were $23.0 million, reflecting the full impairment of two of the Company’s other investments.
As a part of the acquisition of each of the Company’s other investments, the Company determines whether an investment or other interest is considered a variable interest. As of both June 30, 2026 and December 31, 2025, the Company held an interest in one entity that was concluded to be a variable interest for which the Company was not the primary beneficiary as the Company did not have the power to direct the activities that most significantly impact the economic performance of the variable interest entity. As of both June 30, 2026 and December 31, 2025, the carrying value and maximum exposure to loss of the Company’s variable interests was zero.
7. Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$51,657	$—	$—	$51,657
U.S. Treasury securities	—	134,539	—	134,539
U.S. government agency securities	—	11,685	—	11,685
Corporate debt securities	—	18,012	—	18,012
Total financial assets	$51,657	$164,236	$—	$215,893
Financial liabilities:
Success payment liabilities	—	—	490	490
Total financial liabilities	$—	$—	$490	$490

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$49,766	$—	$—	$49,766
U.S. Treasury securities	—	176,072	—	176,072
U.S. government agency securities	—	6,533	—	6,533
Corporate debt securities	—	4,434	—	4,434
Total financial assets	$49,766	$187,039	$—	$236,805
Financial liabilities:
SPA put/call	$—	$—	$11,411	$11,411
Success payment liabilities	—	—	1,242	1,242
Total financial liabilities	$—	$—	$12,653	$12,653
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
Pursuant to the SPA, following the achievement of the applicable milestone, the Company initiated the Milestone Closing and on March 6, 2026, the Company sold and issued 1,952,360 shares of common stock at a purchase price per share of $25.61 at the Milestone Closing, for gross proceeds of approximately $50.0 million. Prior to exercise, the SPA put/call was presented within accrued liabilities and other current liabilities on the Company’s condensed consolidated balance sheet as of December 31, 2025. See Note 9, Stockholders’ Equity - Securities Purchase Agreement, for additional information regarding the SPA put/call.
Prior to exercise, the SPA put/call was classified as a Level 3 financial instrument and the fair value was estimated using a Monte Carlo simulation valuation method including the following assumptions as of December 31, 2025:

December 31, 2025
Time to maturity (years)	0.67
Risk-free rate	3.55%
Volatility	90%
Upon the Milestone Closing on March 6, 2026, the fair value of the SPA put/call was determined based on the intrinsic value of the instrument (the difference between the exercise price of $25.61 and the Company’s closing stock price of $22.46). As the valuation was derived from observable inputs, the SPA put/call was classified as a Level 2 financial instrument at the time of settlement. Following the issuance of the shares, the instrument was settled and the carrying value of approximately $6.1 million was reclassified to stockholders’ equity as a reduction of additional paid-in capital.
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
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	Success Payment Liabilities	SPA Put/Call Liability
Balance at December 31, 2025	$1,242	$11,411
Change in fair value (1)	(752)	(17,561)
Settlement via equity issuance	—	6,150
Balance at June 30, 2026	$490	$—
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
The following table summarizes the Company’s future minimum operating lease commitments as of June 30, 2026 (in thousands):

Year Ending December 31:
2026 (remaining six months)	$6,522
2027	13,341
2028	13,005
2029	10,398
2030	9,855
Thereafter	2,333
Total undiscounted lease payments	55,454
Less: imputed interest	(8,856)
Total operating lease liabilities	$46,598

Reported as of June 30, 2026:
Short-term portion of lease liabilities (included in accrued liabilities and other current liabilities)	$9,664
Operating lease liabilities, non-current	36,934
Total	$46,598
The operating lease costs for all operating leases were $2.0 million and $2.4 million for the three months ended June 30, 2026 and 2025, respectively, and $4.1 million and $4.8 million for the six months ended June 30, 2026 and 2025, respectively. The operating lease costs and total commitments for short-term leases were de minimis for the three and six months ended June 30, 2026 and 2025. Variable lease costs for operating leases were $1.5 million and $1.9 million for the three months ended June 30, 2026 and 2025, respectively, and $3.0 million and $3.8 million for the six months ended June 30, 2026 and 2025, respectively. The weighted-average remaining lease terms for operating leases were 4.3 and 4.8 years as of June 30, 2026 and December 31, 2025, respectively. The weighted‑average discount rate for operating leases was 8.5% as of both June 30, 2026 and December 31, 2025.

The Company entered into subleases in May 2021 and September 2024, whereby the Company agreed to sublease approximately 11,000 and 12,150 square feet, respectively, of its currently leased space in South San Francisco, California. These subleases are classified as operating leases and currently will expire in March 2031 and December 2026, respectively.
In September 2021, the Company entered into a sublease with Sonoma Biotherapeutics, Inc. (“Sonoma”), a related party, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. See Note 13, Related-Party Transactions. As a part of the sublease, in September 2021, the Company received a $4.6 million tenant improvement contribution payment, which is recognized over the term of the sublease. The sublease is classified as an operating lease. In June 2026, the Company and Sonoma amended the sublease to extend the term through September 2027 and revised the subleased space to approximately 3,600 square feet, effective October 2026.
The Company’s sublease income is recognized within other operating (income) loss, net in the condensed consolidated statements of operations and comprehensive loss. Total operating income from the subleases and income solely attributable to the subleases are shown in the table below (in thousands). Total operating income includes income attributable to the subleases, as well as additional operating fees recognized in other operating (income) loss, net such as common area maintenance charges.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other operating income, net - subleases	$1,876	$1,373	$3,761	$2,760
Sublease income	$1,462	$900	$2,915	$1,800
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
9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, no shares of preferred stock were outstanding.
Common Stock
The Company is authorized to issue 500 million shares of common stock with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 23,396,808 shares and 21,251,353 shares of the Company’s common stock outstanding, respectively. In July 2026, the Company issued 1.1 million shares of common stock to ICT upon the achievement of a clinical milestone under the ICT License Agreement.
On February 28, 2024, the Company entered into a sales agreement with TD Securities (USA) LLC, (formerly known as Cowen and Company, LLC) (“TD Cowen”) acting as the Company’s sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at‑the‑market equity offerings. The Company will pay TD Cowen commissions of up to 3.0% of the gross proceeds of the sale, and reimbursement of certain expenses, under this agreement. Neither the Company nor TD Cowen is obligated to sell any shares under the Sales Agreement. The Company sold 65,092 shares in at-the-market equity offerings valued at approximately $1.7 million during the six months ended June 30, 2026. No shares were sold under the program during the three months ended June 30, 2026 or the three and six months ended June 30, 2025.

Securities Purchase Agreement
In July 2025, the Company entered into the SPA with the Purchasers, pursuant to which the Company sold and issued 3,753,752 shares of common stock at a purchase price of $13.32 per share at an initial closing, for gross proceeds of approximately $50.0 million. Pursuant to the SPA, following the achievement of the applicable milestone, the Company initiated the Milestone Closing and on March 6, 2026, the Company sold and issued 1,952,360 shares of common stock at a purchase price per share of $25.61 at the Milestone Closing, for gross proceeds of approximately $50.0 million. Following the issuance of the Milestone Closing shares, the instrument was settled and the carrying value of approximately $6.1 million was reclassified to stockholders’ equity as a reduction of additional paid-in capital. See Note 7, Fair Value Measurements, for additional information regarding the valuation of the SPA put/call.
10. Stock-based Compensation
Equity Incentive and Employee Stock Purchase Plans
In June 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”), both of which became effective on the date of the underwriting agreement related to the Company’s IPO. Under the 2021 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock appreciation rights, performance awards and other stock-based awards. The term of any stock option granted under the 2021 Plan cannot exceed ten years. Generally, stock options (other than performance-based stock options, discussed below) and RSU awards granted by the Company vest over four years but may be granted with different vesting terms. PSUs and PBOs generally vest over a three-year performance period, with vesting subject to the achievement of the associated performance condition. On January 1, 2026, the Company reserved an additional 1,062,567 shares of common stock for issuance under the 2021 Plan representing 5% of the total common shares outstanding as of December 31, 2025. On January 1, 2026, the Company also reserved 212,513 additional shares under the 2021 ESPP representing 1% of the total common shares outstanding as of December 31, 2025.
The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering or on the purchase date. Under the 2021 ESPP, 37,189 shares were issued for the three and six months ended June 30, 2026 and 26,062 shares were issued for the three and six months ended June 30, 2025.
As of June 30, 2026, 2,298,275 and 376,157 shares were available for future issuance pursuant to the 2021 Plan and the 2021 ESPP, respectively.
Stock-based Compensation Expense
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$2,174	$2,295	$4,375	$4,683
General and administrative	2,358	2,709	4,452	6,345
Total stock-based compensation expense	$4,532	$5,004	$8,827	$11,028
At June 30, 2026, total stock-based compensation cost related to unvested awards not yet recognized was $36.8 million, which is expected to be recognized over a remaining weighted-average period of 2.7 years.
Performance-Based Stock Options
During the three months ended March 31, 2025, the Company granted performance-based stock options (“PBOs”) to certain key employees. PBOs awarded to employees have a three-year performance period and vest based upon the Company’s performance against a two- and three-year relative total shareholder return (“rTSR”) metric or upon the achievement of certain clinical development milestones. Certain of the clinical development milestones were probable of achievement as of June 30, 2026, representing 7,062 shares. For the portion of PBOs subject to certain clinical development milestones, 50% vest upon the achievement of the applicable milestone and the remaining 50% vest upon the earlier of (a) one year of service from the date of such achievement and (b) the end of the three-year performance period.

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
A summary of the Company’s PBO activity was as follows:

	Number of PBOs	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
PBOs outstanding as of December 31, 2025(1)	98,868	$11.07	9.11	$1,949
Granted	—	$—
Exercised	—	$—
Canceled or forfeited	—	$—
PBOs outstanding as of June 30, 2026	98,868	$11.07	8.61	$295
PBOs exercisable as of June 30, 2026	—	$—	—	$—
(1)     PBOs outstanding reflect the target number of shares eligible to be earned at the time of grant.
Performance-Based Restricted Stock Units
PSUs have a three-year performance period and vest based upon the Company’s performance against a two- and three-year rTSR metric or upon the achievement of certain clinical development milestones. Certain of the clinical development milestones were determined to be probable of achievement as of June 30, 2026, representing 29,118 shares. For the portion of PSUs subject to certain clinical development milestones (other than the bonus clinical development milestone), 50% vest upon the achievement of the applicable milestone, and the remaining 50% vest upon the earlier of (a) one year of service from the date of such achievement and (b) the end of the three-year performance period. The vesting of all PSU awards granted is also subject to the respective employee’s continued employment. The Company valued the portion of PSUs subject to the rTSR metric using a Monte Carlo simulation. The number of PSUs granted subject to the rTSR metrics represents the target number of units that are eligible to be earned based on the achievement of the metrics established at the beginning of the performance period, which ends on December 31st of the three-year performance period. For the portion of PSUs subject to the rTSR metrics, employees may ultimately earn between zero and 200% of the target number of PSUs granted based on the degree of achievement of the applicable rTSR metric. Accordingly, additional PSUs may be issued or currently outstanding PSUs may be cancelled upon final determination of the degree of the achievement of the applicable rTSR metric. Stock-based compensation expense recognized for the PSU awards was approximately $0.1 million and approximately zero for the three months ended June 30, 2026 and 2025, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively.
A summary of the Company’s PSU activity was as follows:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested PSUs as of December 31, 2025(1)	65,518	$37.51
PSUs granted	—	$—
PSUs vested	(29,120)	$36.00
PSUs forfeited or canceled	—	$—
Unvested PSUs as of June 30, 2026	36,398	$38.72
(1)     PSU grants reflect the target number of shares eligible to be earned at the time of grant.

Restricted Stock Units
A summary of the Company’s RSU activity was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested RSUs as of December 31, 2025	306,415	$19.77
RSUs granted	286,116	$23.73
RSUs vested	(59,364)	$23.22
RSUs forfeited or canceled	(16,366)	$19.74
Unvested RSUs as of June 30, 2026	516,801	$21.57
Stock Options
A summary of the Company’s stock option activity was as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2025	2,696,444	$40.32	6.14	$17,090
Granted	699,750	$23.00
Exercised	(2,348)	$11.07
Canceled or forfeited	(99,216)	$43.16
Options outstanding as of June 30, 2026	3,294,630	$36.58	6.67	$2,715
Options exercisable as of June 30, 2026	1,821,492	$48.54	4.74	$2,124
The fair value of stock options and performance-based stock options granted to employees, directors and consultants valued using the Black-Scholes option pricing model was estimated on the date of grant using the following weighted-average assumptions:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.86%	4.31%
Expected volatility	91.8%	84.7%
Expected term (in years)	5.99	6.03
Expected dividend yield	0%	0%
The weighted-average grant date fair value of options granted for the six months ended June 30, 2026 and 2025 were $17.67 per share and $8.93 per share, respectively.
11. Net Loss Per Share
Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include unvested RSUs, unvested PSUs, options to purchase common stock and contingently issuable shares, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. Shares subject to options to purchase common stock, unvested RSUs and unvested PSUs were all excluded from consideration in the calculation of diluted net loss per share in all periods presented due to their anti-dilutive effects.
12. Commitments and Contingencies
License and Collaboration Agreements
The Company has entered into certain license and collaboration agreements, including those identified in Note 3, Asset Acquisitions and Contingent Consideration and Note 4, License, Collaboration and Success Payment Agreements

above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial milestones. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause the discontinuance of the programs, including termination of such agreements. Due to the nature of these agreements, the future potential payments are inherently uncertain, and accordingly no amounts had been recorded for the potential future achievement of these targets as of both June 30, 2026 and December 31, 2025.
13. Related-Party Transactions
In September 2021, the Company entered into a sublease with Sonoma (“Sonoma Sublease”), a company (i) in which the Company is a stockholder and has a board seat and (ii) whose stockholders include stockholders of the Company, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. Dr. Klausner, the Chair of the Company’s board of directors, ceased serving as Chair of, and a member of, the board of directors of Sonoma in April 2026. Stephen Hill, the Company’s Chief Operating Officer, was elected to the board of directors of Sonoma effective June 2026. See Note 8, Leases, for information regarding the terms of the Sonoma Sublease, including the amendment entered into in June 2026. As of June 30, 2026 and December 31, 2025, there were accrued liabilities and other current liabilities of $0.8 million and $2.5 million, respectively, in connection with the Sonoma Sublease.
Total operating income from Sonoma and income solely attributable to the Sonoma Sublease are shown in the table below (in thousands). Total operating income includes income attributable to the sublease, as well as additional operating fees recognized in “other operating (income) loss, net” such as common area maintenance charges.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sonoma other operating income, net	$1,212	$688	$2,428	$1,389
Sonoma sublease income	$1,028	$465	$2,046	$930
In connection with the SPA, ARCH Venture XIII, L.P. participated as a Purchaser by acquiring approximately 0.5 million shares of common stock for aggregate gross proceeds to the Company of $12.5 million at a purchase price of $25.61 per share during the six months ended June 30, 2026. ARCH Venture Fund XIII, L.P. filed a Form 3 in July 2025 stating it beneficially owned greater than 10% of the Company’s outstanding common stock as of that date. See Note 9, Stockholders’ Equity - Securities Purchase Agreement, for additional information regarding the SPA.
ICT, the Company's licensor under the ICT License Agreement, is a related party of the Company, having reported beneficial ownership of greater than 10% of the Company's outstanding common stock on a Schedule 13G/A filed in June 2026. In July 2026, the Company issued 1.1 million shares of common stock to ICT upon the achievement of a clinical milestone under the ICT License Agreement. See Note 3, Asset Acquisitions and Contingent Consideration, for information regarding transactions under the ICT License Agreement.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$4	$8	$6	$15
Less:
Technical operations	12,236	11,176	24,630	29,071
Clinical development	15,094	9,486	27,737	18,160
Support functions	5,211	5,672	10,849	14,127
Lease costs	3,715	4,377	7,424	8,823
Operations management	2,447	3,289	5,174	8,273
Research activities	2,775	2,460	5,185	5,990
Other segment items(1)	3,281	6,232	(12,085)	10,450
Net loss	$44,755	$42,684	$68,908	$94,879
1.Includes stock-based compensation, depreciation, other operating (income) loss, net, interest income, net, and other income, net. For the six months ended June 30, 2026, includes a $17.6 million gain associated with the settlement of the SPA put/call.
Total expenditures for additions to the Company’s property and equipment, net were approximately $0.1 million and approximately zero for the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.

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
In hematologic malignancies, we are focused on delivering to patients meaningfully improved outcomes over currently approved, first-generation CD19 CAR T-cell products. Our lead product candidate, rondecabtagene autoleucel, or ronde-cel, is a dual-targeting CD19/CD20 CAR T-cell product candidate designed to increase complete response rates and prolong the duration of response as compared to the approved CD19‑targeted CAR T-cell therapies. Ronde-cel is designed with a true ‘OR’ logic gate to target B cells that express either CD19 or CD20 with full potency at either target and is manufactured with a process that enriches for CD62L‑positive cells to generate more naïve and central memory CAR T cells with enhanced stemlike features and antitumor activity.
We are currently conducting two pivotal trials with ronde-cel. The first, PiNACLE, is a single-arm clinical trial that is a seamless expansion of the third- or later line (3L+) cohort in the Phase 1/2 trial. This trial is expected to report additional data in the second half of 2026 and pivotal data in mid-2027, with submission of a Biologics License Application (BLA) expected to follow in 2027. The PiNACLE trial is evaluating ronde‑cel in patients with relapsed/refractory (R/R) LBCL receiving treatment in the 3L+ setting. We commenced dosing in the first-of-its-kind Phase 3 head-to-head CAR T-cell therapy randomized controlled trial, PiNACLE-H2H, for patients with LBCL receiving treatment in the second-line (2L) setting. Patients are randomized to either ronde-cel or investigator’s choice of axicabtagene ciloleucel (axi-cel) or lisocabtagene maraleucel (liso-cel).
To realize the potential of cell therapy for solid tumors, we acquired an exclusive global license for LYL273 (excluding mainland China, Hong Kong, Macau and Taiwan), a guanylyl cyclase C (GCC)-targeted CAR T-cell product candidate, from Innovative Cellular Therapeutics Holdings Limited and Innovative Cellular Therapeutics (collectively, ICT) in November 2025. A 67% overall response rate and an 83% disease control rate with a manageable safety profile have been reported at the highest dose level tested in patients with 3L+ R/R mCRC in a U.S. Phase 1 clinical trial as of the data cutoff date of October 28, 2025. In June 2026, updated safety data from the ongoing trial were shared. The protocol was recently amended to a Phase 1/2 design to enable seamless expansion into a potential pivotal single-arm Phase 2 trial, pending regulatory alignment, and adds new cohorts, including a 2L cohort and a cohort evaluating a combination strategy with radiotherapy. LYL273 is enhanced with CD19 CAR expression and controlled cytokine release designed to improve CAR T-cell expansion, immune cell infiltration and cancer cell killing in the hostile tumor microenvironment. Clinical proof-of-concept for this program was initially demonstrated in 15 patients with mCRC in an investigator-sponsored clinical trial conducted in China and published in JAMA Oncology (September 2024).
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
Our pipeline of next-generation CAR T-cell product candidates target cancers with large unmet need and is summarized in Table 1 below:
Table 1: Lyell’s Pipeline
2L, second line; 3L+, third- or later-line; BLA, Biologics License Application; CAR, chimeric antigen receptor; CD62L+, CD62L or L‑selectin positive T cells; CRC, colorectal cancer; EOP1, End-of-Phase 1; GCC, guanylyl cyclase C; LBCL, large B-cell lymphoma.

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
The worldwide sales for currently approved CD19 CAR T-cell products are expected to exceed $5 billion by 2030 (Figure 1). Of the approximately 30,000 patients in the U.S. with LBCL, 40% to 50% are refractory to, or relapse following, first-line treatment and we estimate approximately 12,000 to 15,000 patients in the United States with LBCL progress to 2L treatment. We estimate the 3L+ patient population to be approximately 6,000 to 7,000 patients. This estimate reflects findings from a retrospective analysis presented by investigators from Memorial Sloan Kettering Cancer Center that up to 50% of patients with LBCL who progress on first-line therapy received a second regimen of chemotherapy prior to undergoing leukapheresis for CAR T-cell therapy. In a separate Medicare fee-for-service claims analysis, a similar percentage (57%) of patients with LBCL classified as receiving CAR T-cell therapy in the 2L been administered a second chemotherapy regimen prior to CAR while awaiting referral and/or scheduling for leukapheresis (Figure 2).
Figure 1: Ronde-cel is targeting the multi-billion dollar CD19 CAR T-cell market.
Leukemia and Lymphoma Society Facts and Statistics Overview; Datamonitor (2024); Flowers CR, et al. Hematology Am Soc Hematol Educ Program 2022; SEER (2023). 1L, first line; 2L, second line; 3L+, third- or later-line, CAR, chimeric antigen receptor; LBCL, large B-cell lymphoma.

Figure 2: Approximately half of patients with LBCL who undergo leukapheresis for CAR T-cell therapy have received two prior regimens of chemotherapy.
1Gomez-Llobell M, et al. Blood 2025. 2Data on file based on analyses of Medicare Fee-for-Service claims conducted by BluePath Solutions. 1L, first line; 2L, second line; 3L+, third- or later-line; CAR, chimeric antigen receptor; MSKCC, Memorial Sloan Kettering Cancer Center.

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

The ZUMA-7 randomized controlled trial of axi-cel versus standard of care chemoimmunotherapy in the 2L setting demonstrated a complete response rate of 65% and a median progression-free survival in all enrolled patients of 14.7 months. For those patients with primary refractory disease, the median progression-free survival was only 7 months as reported in an abstract. The complete response rate for patients with primary refractory disease was not reported. The median event-free survival in all patients was 8.3 months. Importantly, this study did not allow patients to receive bridging therapy other than steroids between leukapheresis and CAR T-cell therapy infusion, potentially excluding patients who were progressing too rapidly to wait for CAR T-cell therapy.
Liso-cel was evaluated in two pivotal trials conducted in the 2L setting. The first pivotal trial was a randomized controlled trial of liso-cel versus standard-of-care chemoimmunotherapy (TRANSFORM), which did not enroll patients over the age of 75 but did allow bridging therapy with chemotherapy. The complete response rate was 66% and the median progression-free survival was 14.8 months, and the median event-free survival was 10.1 months in the liso-cel arm. Data for patients with primary refractory disease in the 2L were not published from this trial; however, a poster presentation suggested these younger patients (median age of 61 years) with low disease volume (9% of patients with a Sum of Product Diameter > 50 cm2) had similar clinical outcomes between primary refractory and relapsed subgroups. The second pivotal single-arm trial conducted for liso-cel (PILOT), did allow patients over the age of 75 to enroll and included patients ineligible for transplant with primary refractory disease, relapse before 12 months or relapse after 12 months. The complete response rate in the overall patient population was 54% and was 42% in the primary refractory patient population. The package insert for YESCARTA® lists the rate of Grade 3 or higher cytokine release syndrome (CRS) as 9% and the rate of Grade 3 or higher neurotoxicity as 31%. The package insert for BREYANZI® lists the rate of Grade 3 or higher CRS as 3% and the rate of Grade 3 or higher neurotoxicity as 10%.
Ronde-cel is an autologous dual-targeting CD19/CD20 CAR T-cell therapy designed to kill B cells expressing CD19 and/or CD20 antigens for the treatment of patients with aggressive B-cell malignancies. We acquired this product candidate through our acquisition of ImmPACT Bio USA Inc. (ImmPACT) in October 2024.
A dual-targeting, or bispecific, tandem CAR recognizes two targets with a single construct. Ronde-cel is rationally designed with a true CD19/CD20 “OR” logic-gated CAR targeting either CD19 or CD20 with full potency at either target, and the cell therapy product is enriched for naïve and central memory T cells. Together, this novel construct and the cell enrichment for naïve and central memory T cells are designed to provide multiple clinical benefits over CD19 CAR T-cell therapies, including:
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
Translational analyses were presented at the European Hematology Association Annual Congress in June 2026 (EHA 2026), providing a biological basis for ronde-cel’s durable responses, including enhanced memory potential of cytotoxic effector cells from CD62L+ enrichment and CD19/CD20 dual-targeting to overcome low antigen expression.
Ronde-cel Clinical Development
Our ongoing Phase 1/2 trial of ronde-cel is a multi-cohort, multi-center, open-label dose-escalation and dose‑expansion clinical trial designed to evaluate the safety and clinical benefit of ronde-cel (NCT05826535). We presented positive data, detailed below, from the 3L+ and 2L cohorts from the ongoing Phase 1/2 trial during an oral presentation at the American Society of Hematology Annual Meeting and Exhibition in December 2025 (ASH 2025). Based on these data, as well as our End-of-Phase 1 meetings with the U.S. Food and Drug Administration (FDA), we announced the initiation of two pivotal trials of ronde-cel: PiNACLE and PiNACLE-H2H.
The PiNACLE trial, which is underway and enrolling patients, is a seamless expansion of the 3L+ cohort of our Phase 1/2 trial. PiNACLE is a single-arm trial evaluating ronde-cel at a dose of 100 x 106 CAR T cells in patients with LBCL treated in the 3L+ setting. The trial is expected to treat approximately 100 patients with R/R DLBCL, PMBCL, FL3B or tFL who have received two or more prior lines of therapy and have not received CAR T-cell therapy. Patients may be treated with ronde-cel in the inpatient or outpatient setting, with observation near the site limited to 14 days. There is no upper age limit for eligibility, which broadens the addressable patient population. The primary endpoint of the trial is the best overall response rate, including an evaluation of duration of response. More information about the PiNACLE trial can be found on clinicaltrials.gov (NCT05826535). Additional data from the PiNACLE trial are expected to be reported in the second half of 2026. Pivotal data from the PiNACLE trial are expected in mid-2027, with a BLA submission expected to follow in the second half of 2027.
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
Patients Treated with Ronde-Cel in the 3L+ Setting
There were 29 efficacy-evaluable 3L+ patients with R/R LBCL (DLBCL, PMBCL, 3BFL or tFL) with a median follow‑up time of 12 months as of the data cutoff date. The data are presented in Figure 4 and summarized here:
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

Patients Treated with Ronde-Cel in the 2L Setting
There were 18 efficacy-evaluable patients enrolled in the 2L setting with a median follow-up time of 9 months as of the data cutoff date. Of these efficacy-evaluable patients, 94% had primary refractory disease. Data from these patients are presented in Figure 5 and summarized here:
•The overall response rate was 83% (15/18 patients), with 61% (11/18) achieving a complete response
•70% (7/10) of patients with complete response remained in complete response at ≥ 6 months
•The median duration of complete response was not reached

Figure 5: High rates of durable complete responses were observed in patients treated with ronde-cel in the 2L setting.
2L, second-line setting, LBCL, large B-cell lymphoma.
Safety Data
Updated safety data from the Phase 1/2 trial were presented at EHA 2026. One hundred and eight patients with R/R LBCL received ronde-cel as of the EHA 2026 data cutoff date of May 5, 2026. In 108 patients, including patients from both the 3L+ and the 2L cohorts, a manageable safety profile potentially appropriate for outpatient administration was observed. Sixty-four of the 108 patients (59%) received dexamethasone prophylaxis (10 mg/day for 3 days). No Grade 3 or higher CRS was reported in any patient. Five cases (8%) of Grade 3 or higher immune effector cell-associated neurotoxicity syndrome (ICANS) were reported in patients receiving dexamethasone prophylaxis. The median time to onset of CRS was 6 days and of ICANS was 7 days in those patients receiving prophylaxis. The median time to resolution of CRS or of ICANS was 3 days. Data are presented in Figure 6.
Figure 6: Adverse events of interest with and without dexamethasone prophylaxis for patients in both the 3L+ and 2L settings.
CRS, cytokine release syndrome; HGBCL, high grade B-cell lymphoma; ICANS, immune effector cell-associated neurotoxicity; IEC-HS, immune effector cell-associated hemophagocytic lymphohistiocytosis-like syndrome; HLH, hemophagocytic lymphohistiocytosis; IV, intravenous; LDH, lactate dehydrogenase; PO, per os (oral).

Ronde-cel demonstrated robust cell expansion with or without dexamethasone prophylaxis with no significant differences observed in peak CAR T-cell expansion (Cmax) or overall exposure (AUC) between patients who received dexamethasone (N = 25) and those who did not (N = 42).
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
LYL273: GCC-targeted CAR T-cell product candidate for the treatment of R/R mCRC and other GCC‑expressing cancers
In November 2025, we acquired an exclusive global license, outside of mainland China, Hong Kong, Macau and Taiwan, from ICT for a next-generation GCC-targeted CAR T-cell product candidate (LYL273) with promising dose‑dependent clinical activity in patients with R/R mCRC in a Phase 1 trial conducted in the U.S. LYL273 is a GCC‑targeted CAR T-cell product candidate enhanced with CD19 CAR expression and controlled cytokine release designed to improve CAR T-cell expansion, immune cell infiltration and cancer cell killing in the hostile solid tumor microenvironment. LYL273 was granted Fast Track designation for the treatment of mCRC by the FDA. Clinical proof-of-concept was initially demonstrated in an investigator-sponsored clinical trial conducted in China prior to the submission to the FDA of an Investigational New Drug Application. Data from this single-center clinical trial in 15 patients with mCRC conducted in China were published in JAMA Oncology (September 2024).
In the ongoing U.S. Phase 1 clinical trial, as of the data cutoff date of October 28, 2025, the overall response rate was 50% (6 of 12 patients) and the disease control rate was 83% across both dose levels. At Dose Level 2, the highest dose tested, the overall response rate was 67%, including one patient with a pathological complete response, one patient with complete reduction in tumor volume of the target lesions (100% partial response) and two additional patients with confirmed partial responses (Figure 7). For patients treated at Dose Level 2, the disease control rate was 83%, and the median progression‑free survival was 7.8 months.
Additional data from patients treated in the 3L+ setting of the U.S. Phase 1 trial, and an End-of-Phase 1 FDA meeting, are expected in the second half of 2026.
Figure 7: Data shown are from 12 patients enrolled in the U.S. Phase 1 clinical trial, six at Dose Level 1 and six at Dose Level 2. The left panel depicts target tumor volume change from baseline (%) and the right panel depicts the best overall response and survival after CAR T-cell administration.
We provided a safety update in June 2026 (data cutoff date of May 5, 2026) from the U.S. Phase 1 trial following the implementation of gastrointestinal (GI) prophylaxis and a new safety management plan because of previously reported dose-limiting toxicities in one patient at Dose Level 2, including Grade 3 diarrhea, Grade 4 enterocolitis and death from fungal sepsis 48 days post-infusion. Gastrointestinal prophylaxis consisted of infliximab, vedolizumab and budesonide after infusion and prior to symptom onset. Safety data from patients enrolled at Dose Levels 1 and 2 included data from 9 patients who did not receive GI prophylaxis and 10 patients who did receive prophylaxis. The median age of the patients enrolled was 52 years (range, 39 to 74), the patients had received a median of 4 prior lines of therapy for mCRC (range, 2 to 7) and all patients had microsatellite stable disease. No difference in patient demographics and disease characteristics were observed between the two groups.
No Grade ≥ 3 or higher CRS, ICANS or diarrhea/colitis was reported in any patient receiving GI prophylaxis, across Dose Levels 1 and 2. Reports of Grade ≥ 2 or higher diarrhea/colitis decreased from 55% to 10% with GI prophylaxis. Grade 3 or higher diarrhea/colitis occurred in 22% (2/9) of patients who did not receive GI prophylaxis. Evaluation of GCC-CAR cell expansion kinetic data revealed that both peak GCC CAR T-cell expansion and overall exposure are similar with and without GI prophylaxis at Dose Levels 1 and 2.
Based on the new safety data and cell expansion kinetics, we amended the Phase 1 U.S. trial to enable seamless expansion into a pivotal single-arm Phase 1/2 trial, pending FDA agreement. New centers are being activated to support trial expansion and new cohorts to explore LYL273 in patients with 2L mCRC and in combination with radiotherapy were also added.
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
Despite the remaining tremendous unmet medical need for new effective therapies for mCRC, the worldwide net sales for currently approved CRC products are expected to reach $12 billion by 2032 (Figure 8). However, the benefit of approved therapies for mCRC in the 3L+ setting is limited. With the approved products, only 6% or less of patients achieve a partial or complete response to their next line of therapy, the median progression-free survival is 6 months or less and the median overall survival is 11 months or less (Figure 8).

Figure 8: The worldwide market for therapies approved for colorectal cancer is six billion dollars and growing. However, currently approved standard-of-care therapies in the 3L+ setting do not achieve meaningful response rates and provide limited survival benefit.
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
Other Operating (Income) Loss, Net
Other operating (income) loss, net consists primarily of service and occupancy fees received associated with subleases as well as losses on the retirement of property and equipment.
Impairment of Long-Lived Assets
Impairment of long-lived assets consists of the expense associated with our 2025 impairment of our West Hills, Los Angeles lease right-of-use asset. The impairment loss is measured as the amount by which the carrying value of the asset group exceeded its fair value.
Interest Income, Net
Interest income, net consists primarily of interest earned on our cash, cash equivalents and marketable securities balances.
Other Income, Net
Other income, net consists primarily of the changes in fair value of our success payment liabilities for the three months ended June 30, 2026, and the changes in fair value of our success payment liabilities and SPA put/call (defined below) for the six months ended June 30, 2026. Other income, net consists primarily of the changes in fair value associated with our contingent consideration payable related to the ImmPACT acquisition and success payment liabilities for the three and six months ended June 30, 2025.
The SPA put/call refers to a combined financial instrument arising from the Securities Purchase Agreement (SPA) we entered into in July 2025. It represented (i) our right to require certain investors to purchase additional shares of common stock upon the achievement of specified milestones and (ii) the investors' reciprocal right to purchase additional shares. Because these rights were mutually exclusive, they were accounted for as a single financial instrument (SPA put/call). The SPA put/call was settled in March 2026 upon the Milestone Closing and, accordingly, no changes in its fair value were recognized subsequent to settlement. See Note 7, Fair Value Measurements, in the accompanying notes to our unaudited condensed consolidated financial statements included in Part I, Item 1, of this Form 10-Q for additional information.
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

Results of Operations
Three and Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenue	$4	$8	$(4)	$6	$15	$(9)
Operating expenses:
Research and development	39,524	34,857	4,667	76,128	78,304	(2,176)
General and administrative	9,576	9,786	(210)	19,131	23,832	(4,701)
Other operating (income) loss, net	(1,759)	1,062	(2,821)	(3,655)	943	(4,598)
Impairment of long-lived assets	—	1,443	(1,443)	—	1,443	(1,443)
Total operating expenses	47,341	47,148	193	91,604	104,522	(12,918)
Loss from operations	(47,337)	(47,140)	(197)	(91,598)	(104,507)	12,909
Interest income, net	2,184	3,276	(1,092)	4,378	7,138	(2,760)
Other income, net	398	1,180	(782)	18,312	2,490	15,822
Total other income, net	2,582	4,456	(1,874)	22,690	9,628	13,062
Net loss	$(44,755)	$(42,684)	$(2,071)	$(68,908)	$(94,879)	$25,971
Research and Development Expenses
The following table summarizes the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Research activities, collaborations and outside services	$18,976	$10,144	$8,832	$34,134	$21,894	$12,240
Personnel	11,993	13,556	(1,563)	24,071	33,171	(9,100)
Facilities, technology and depreciation	8,555	11,157	(2,602)	17,923	23,239	(5,316)
Total research and development expenses	$39,524	$34,857	$4,667	$76,128	$78,304	$(2,176)
Research and development expenses were $39.5 million and $34.9 million for the three months ended June 30, 2026 and 2025, respectively. The $4.7 million increase was due primarily to a $8.8 million increase in research activities, collaborations and outside services due to increased clinical trial activity, partially offset by a $1.6 million decrease in personnel‑related expenses and a $2.6 million reduction in facilities, technology and depreciation expenses primarily due to lower headcount associated with the successful technology transfer of ronde-cel to LyFE in 2025 and reduced depreciation expenses.
Research and development expenses were $76.1 million and $78.3 million for the six months ended June 30, 2026 and 2025, respectively. The $2.2 million decrease was due primarily to a decrease of $9.1 million in personnel expenses and $5.3 million in facilities, technology and depreciation costs primarily due to lower headcount associated with the successful technology transfer of ronde-cel to LyFE in 2025 and reduced depreciation expenses, partially offset by a $12.2 million increase in research activities, collaborations and outside services due primarily to increased clinical trials activity.
General and Administrative Expenses
General and administrative expenses were $9.6 million and $9.8 million for the three months ended June 30, 2026 and 2025, respectively. The $0.2 million decrease was primarily due to a decrease in professional and outside services expenses.
General and administrative expenses were $19.1 million and $23.8 million for the six months ended June 30, 2026 and 2025, respectively. The $4.7 million decrease was primarily due to a $3.8 million reduction in personnel costs, including a $1.9 million decrease in stock-based compensation expense, primarily due to decreased headcount from the successful technology transfer of ronde-cel in 2025, in addition to a decrease in professional and outside services expenses.
Other Operating (Income) Loss, Net
Other operating (income) loss, net was $(1.8) million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively, and $(3.7) million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively. The changes of $2.8 million and $4.6 million for the three and six months ended June 30, 2026, respectively, were primarily due to increased sublease income and reduced losses on disposals of property and equipment; we recognized $2.5 million and $3.8 million of such losses for the three and six months ended June 30, 2025, respectively, primarily in connection with the closure of the West Hills facility in 2025 following the technology transfer of ronde-cel.
Impairment of Long-lived Assets
Impairment of long-lived assets was $1.4 million for the three and six months ended June 30, 2025, consisting of the impairment of our West Hills, Los Angeles right‑of‑use lease asset resulting from the closure of the facility subsequent to the successful transition of the manufacturing of ronde‑cel to our LyFE Manufacturing CenterTM. No impairment was recognized for the three and six months ended June 30, 2026.
Interest Income, Net
Interest income, net was $2.2 million and $3.3 million for the three months ended June 30, 2026 and 2025, respectively, and $4.4 million and $7.1 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in interest income, net for the three and six months ended June 30, 2026 was primarily driven by decreased interest rates in 2026 coupled with lower cash equivalent and marketable securities balances.
Other Income, Net
Other income, net was $0.4 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $0.8 million was primarily due to a $0.9 million gain recognized in the prior year period from the change in fair value of our contingent consideration payable related to the ImmPACT acquisition that did not recur.
Other income, net was approximately $18.3 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $15.8 million was primarily driven by a $17.6 million gain from the change in fair value of our SPA put/call, which was settled in the first quarter of 2026 upon the Milestone Closing, partially offset by a $2.1 million gain recognized in the prior year period from the change in fair value of our contingent consideration payable that did not recur.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through the sale and issuance of convertible preferred stock, business development activities and the sale of common stock in connection with our IPO, in a private placement financing and pursuant to an at-the-market offering program discussed below. As of June 30, 2026, we had $228.0 million in cash, cash equivalents and marketable securities excluding restricted cash. Since our inception, we have incurred significant operating losses. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for a few years, if ever. We had an accumulated deficit of $1.7 billion as of June 30, 2026. From June 29, 2018 (inception) through June 30, 2026, we raised an aggregate of $1.5 billion in gross proceeds primarily from the sales of our convertible preferred stock, our IPO and private placements in July 2025 and March 2026 of our common stock pursuant to the SPA.
In February 2024, we entered into a sales agreement (Sales Agreement) with TD Securities (USA) LLC (formerly known as Cowen and Company, LLC) (TD Cowen) as our sales agent with respect to an at-the-market offering program. In accordance with the terms of the Sales Agreement, we may offer and sell from time to time through TD Cowen shares of our common stock having an aggregate offering amount of up to $150.0 million (the Placement Shares). Sales of the Placement Shares are made at prevailing market prices on Nasdaq at the time of sale, or as otherwise agreed with the Agent, by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the Securities Act). We pay commissions to TD Cowen of up to 3% of the gross proceeds of the sale of the Placement Shares sold under the Sales Agreement and reimburse TD Cowen for certain expenses. Neither us nor TD Cowen is obligated to sell any shares. During the six months ended June 30, 2026, we sold 65,092 shares of our common stock under the Sales Agreement for net proceeds of approximately $1.7 million. No shares were sold during the three months ended June 30, 2026 or the three and six months ended June 30, 2025.

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
Material Cash Requirements
We continually evaluate our liquidity and capital resources to ensure that we can adequately and efficiently finance our operations. As of June 30, 2026, our material cash requirements consisted primarily of paying salaries and benefits, administering clinical trials, conducting research, improving our manufacturing capabilities, providing the technology and facilities necessary to support our operations, funding operating lease obligations and other payments related to our license and collaboration agreements and the acquisitions of ImmPACT and our LYL273 license. See Note 3, Asset Acquisitions and Contingent Consideration, Note 4, License, Collaboration and Success Payment Agreements, and Note 8, Leases, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(72,432)	$(89,196)
Investing activities	32,994	82,113
Financing activities	52,244	184
Net increase (decrease) in cash, cash equivalents and restricted cash	$12,806	$(6,899)
Operating Activities
During the six months ended June 30, 2026, net cash used in operating activities was $72.4 million, reflecting our net loss of $68.9 million, in addition to non-cash items primarily related to the gain on the SPA put/call of $17.6 million and non-cash lease income of $2.3 million, partially offset by stock-based compensation expense of $8.8 million and depreciation and amortization expense of $4.6 million. Additionally, changes in net operating assets and liabilities of $5.3 million partially offset the net cash used in operating activities.
During the six months ended June 30, 2025, net cash used in operating activities was $89.2 million, reflecting our net loss of $94.9 million, partially offset by $16.1 million of non-cash items primarily related to stock-based compensation expense of $11.0 million, depreciation and amortization expense of $6.6 million and losses on property and equipment disposals of $3.8 million, partially offset by net amortization and accretion on marketable securities of $2.9 million and the change in the fair value of our contingent consideration payable of $2.1 million. Additionally, net operating assets and liabilities decreased $10.4 million primarily driven by a $13.1 million decrease in accrued liabilities and other current liabilities, partially offset by a $4.8 million increase in prepaid expenses, other current assets and other assets, which also contributed to the net cash used in operating activities.
Investing Activities
During the six months ended June 30, 2026 and June 30, 2025, cash provided by investing activities was $33.0 million and $82.1 million, respectively, consisting primarily of net maturities and purchases of marketable securities.
Financing Activities
During the six months ended June 30, 2026, cash provided by financing activities was $52.2 million, consisting primarily of $50.0 million of proceeds from the issuance of common stock under the SPA and $1.7 million from our at-the-market equity financing.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in our 2025 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Our primary risks include interest rate sensitivities.
Interest Rate Risk
We had cash equivalents of $60.9 million as of June 30, 2026, which consisted of money market funds and highly liquid investments purchased with original maturities of three months or less from the purchase date. We also had fixed income marketable securities of $155.0 million as of June 30, 2026. The primary objective of our investment activities is to preserve capital to fund our operations, and we currently do not hedge our interest rate risk exposure. Because our fixed income marketable securities are primarily short-term in duration, our exposure to interest rate risk is not significant, and a hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material effect on our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We had no debt outstanding as of June 30, 2026.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management, with the participation and supervision of our Chief Executive Officer and our Chief Financial and Business Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of June 30, 2026. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial and Business Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial and Business Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all, and our ability to raise additional capital may be adversely impacted by potentially unfavorable global economic conditions or conditions in the biopharmaceutical industry, including disruptions to, or volatility in, the credit and financial markets in the United States and worldwide, actual or perceived changes in interest rates and economic inflation, the current or anticipated impact of geopolitical instability and otherwise. In February 2024, we entered into the Sales Agreement with TD Cowen, acting as our sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at‑the‑market equity offerings. Neither we nor TD Cowen are obligated to sell any shares. As of June 30, 2026, we have sold 65,092 shares of our common stock under the Sales Agreement. If adequate funds are not available to us on a timely basis, including pursuant to the Sales Agreement, we may be required to delay, limit, reduce or terminate nonclinical studies, clinical trials or other development activities for our product candidates or delay, limit, reduce or terminate our establishment of sales, marketing and distribution capabilities or other activities that may be necessary to commercialize our product candidates.
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
Our milestone, royalty and success payment obligations may result in dilution to our stockholders or may reduce the availability of our cash resources to satisfy the payment obligations, which could cause our operating results and financial condition to fluctuate significantly from quarter to quarter and year to year and may reduce the usefulness of our GAAP consolidated financial statements.*
In connection with the Agreement and Plan of Merger, dated as of October 24, 2024, by and among Lyell, ImmPACT, Inspire Merger Sub Inc. and WT Representative LLC, solely in its capacity as the Representative (the Merger Agreement), we have assumed ImmPACT’s rights and obligations under the UCLA License Agreement, pursuant to which we are obligated to pay a nominal, tiered annual license maintenance fee, one-time milestone payments for each commercialized licensed product and a tiered royalty on worldwide annual net sales of commercialized licensed products.
In addition, in connection with the ICT License Agreement, ICT is eligible to receive additional cash and equity payments of (i) a potential $30 million clinical milestone payment, up to $115 million upon the achievement of certain late-stage regulatory milestones and up to $675 million in commercial sales milestones; (ii) up to an additional 1.85 million shares of our common stock based on the achievement of certain clinical and regulatory milestones, of which we issued 1.1 million shares of our common stock to ICT upon the achievement of a clinical milestone in July 2026; and (iii) tiered royalties ranging from mid-single digits up to 10% on annual net sales in the United States and low to mid-single‑digit royalties on annual net sales in other countries within the licensed territory.
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
We are seeking to identify and develop a pipeline of product candidates using our proprietary technologies. The scientific research that forms the basis of our efforts to develop product candidates with our technologies is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our technologies is both preliminary and limited. Additionally, although ronde‑cel is in the PiNACLE trial in the 3L+ setting and the PiNACLE-H2H trial in the 2L setting and LYL273 is in Phase 1 clinical development, our current clinical data are limited, and nonclinical data may not translate into humans or may not accurately predict the safety and efficacy of our product candidates in humans. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. Although we have presented clinical data from the PiNACLE trial in the 3L+ setting and the Phase 1/2 trial of ronde‑cel, including data from patients with relapsed/refractory LBCL, and from the Phase 1 trial of LYL273 in patients with refractory mCRC, our clinical trials may not generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of our product candidates.
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
Clinical development involves a lengthy and expensive process with an uncertain outcome.*
We currently have two product candidates in clinical development. Our lead product candidate, ronde‑cel, is under evaluation in two pivotal trials: PiNACLE, a single-arm clinical trial that is a seamless expansion of the 3L+ cohort in the Phase 1/2 trial, evaluating ronde-cel in patients with R/R LBCL receiving treatment in the 3L+ setting; and PiNACLE-H2H, a Phase 3 head‑to‑head CAR T‑cell therapy randomized controlled trial of ronde‑cel for LBCL in the 2L setting that has commenced dosing. In addition, LYL273, our novel GCC‑targeted CAR T‑cell product candidate for the treatment of mCRC, is currently in Phase 1 clinical development, and while we are amending the protocol to enable expansion of this trial into a potentially pivotal Phase 2, this remains subject to receiving FDA guidance. The risk of failure of our product candidates, or any product candidates we acquire, is high. The clinical trials and manufacturing of our product candidates, or any product candidates we acquire, are, and the manufacturing and marketing of such product candidates, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
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
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in our clinical trials, we may not continue the development of nor receive approval to market any product candidates, which could prevent us from ever generating product revenues or achieving profitability. Previous clinical trials utilizing CAR T cells to treat hematologic malignancies have shown an increased risk of CRS and ICANS, and approved CAR T-cell therapy products carry a boxed warning concerning the risk of developing secondary T‑cell malignancies. For example, while we observed a manageable safety profile appropriate for potential outpatient administration, initial data from patients with LBCL treated in the 3L+ setting and the 2L setting in our multi-cohort, multi-center Phase 1/2 clinical trial of ronde-cel reported low rates of Grade > 3 ICANS. In addition to CRS and ICANS, diarrhea or colitis have been reported with LYL273. Adverse events may also be associated with the lymphodepletion utilized with cell therapies. If additional adverse events or other side effects are observed in any of our clinical trials that are atypical of, or more severe than, the known side effects of similar cell therapies, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials or we may be required to abandon those trials or our development efforts of one or more product candidates altogether. If such effects are more severe, less reversible than we expect or not reversible at all, we may decide or be required to perform additional studies or to halt or delay further clinical development of any of our product candidates, which could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities.
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
From time to time, we may also disclose preliminary or interim data from our nonclinical studies and from our or related third-party clinical trials. Preliminary or interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, although we presented clinical data from the PiNACLE trial and the Phase 1/2 trial of ronde‑cel, including data from patients with relapsed/refractory LBCL, our ronde‑cel clinical trials, including the PiNACLE trial and the PiNACLE-H2H trial, may not generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of ronde-cel. In addition, the enrollment of additional patients into the ongoing U.S. Phase 1 clinical trial of LYL273 in patients with refractory mCRC may not generate similar results or otherwise provide adequate data to demonstrate the safety and efficacy of LYL273. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Additionally, disclosure of preliminary or interim data by us or by our competitors could result in volatility in the price of our common stock.
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
There are currently a number of companies developing or commercializing autologous and allogeneic CAR T-cell therapies, as well as bi- and tri-specific T-cell engager and other approaches to treat hematologic malignancies and solid tumors. For example, clinical responses in patients with relapsed/refractory multiple myeloma and lymphoma have been reported recently using in vivo CAR T-cell product candidates. Some of the approved or commonly used drugs and therapies for our current or future target diseases, including LBCL and colorectal cancer, are established and are widely accepted by physicians and patients. Insurers and other third–party payors may encourage the use of these products, and some patients may receive commercially available liso‑cel or axi‑cel rather than enrolling into PiNACLE-H2H, our Phase 3 head-to-head CAR T-cell therapy randomized controlled trial in the 2L setting. Physicians, hospitals and third-party payors often are slow to adopt new products, technologies and treatment practices that require additional upfront costs and training. Physicians may not be willing to undergo training to adopt our novel therapy, may decide the therapy is too complex to adopt without appropriate training or not cost-efficient and may choose not to administer the therapy. Based on these and other factors, hospitals and payors may decide that the benefits of this new therapy do not or will not outweigh its costs and choose other drugs or therapies.
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
The FDA has granted Fast Track and RMAT designations to ronde-cel for the treatment of relapsed/refractory aggressive B‑cell lymphoma in the 3L+ settings, RMAT designation to ronde-cel for the treatment of LBCL in the 2L setting and granted Fast Track designation to LYL273 for the treatment of mCRC. We may seek additional designations for our product candidates or for ronde-cel or LYL273 in other indications.
The FDA has broad discretion whether or not to grant such special designations, so even if we believe a particular product candidate is eligible or meets the criteria for a particular special designation, we cannot assure you that the FDA would decide to grant it. Even though we have received Fast Track and RMAT designations to develop ronde-cel for the treatment of relapsed/refractory aggressive B‑cell lymphoma in the 3L+ settings, RMAT designation to ronde-cel for the treatment of LBCL in the 2L setting and Fast Track designation to LYL273 for the treatment of mCRC, and even if we receive Fast Track or RMAT designation for other product candidates or indications, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and such designation does not assure ultimate approval by the FDA. In addition, the FDA may withdraw Fast Track and/or RMAT designations if it believes that the designation is no longer supported by data from our clinical development program. Many product candidates that have received special FDA designations have ultimately failed to obtain approval.
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
Similarly, a significant trend in the healthcare industry is cost containment. Governmental authorities have announced initiatives to control the cost of prescription drugs and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In addition, the Department of Health and Human Services (HHS) has been empowered to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year, up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. In addition, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. For additional detail on healthcare reform that may affect our business, see “Healthcare Reform” in Part I, Item 1 of our 2025 Annual Report. As such, cost containment reform efforts may result in an adverse effect on our operations. Obtaining coverage and adequate reimbursement for our product candidates may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Similarly, because our product candidates will be physician-administered, separate reimbursement for the product itself may or may not be available. Instead, the administering physician may or may not be reimbursed for providing the treatment or procedure in which our product is used.
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
We may be subject to broadly applicable healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research, market, sell and distribute any product candidates for which we obtain marketing approval. The healthcare laws that may affect us include: the federal fraud and abuse laws, including the federal anti-kickback, and false claims and civil monetary penalties laws; federal data privacy and security laws, including the Health Insurance Portability and Accountability Act, as amended (HIPAA); and federal transparency laws related to ownership and investment interests and payments and/or other transfers of value made to or held by physicians (including doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. In addition, many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. Moreover, several states require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Additionally, some state and local laws require certain regulatory licenses to manufacture or distribute our products in clinical trials or commercially and/or the registration of biopharmaceutical sales representatives in the jurisdiction. Similar requirements are applicable in foreign countries. Outside the United States, interactions between pharmaceutical companies and healthcare professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct.
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
Additional health reform measures may continue and affect our business in unknown ways, particularly given the change in administration. The current administration is pursuing policies to reduce regulations and expenditures across government, including at HHS, the FDA, the Centers for Medicare & Medicaid Services and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. These actions and proposals include, for example: (1) reducing agency workforces; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most‑Favored‑Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase and enact restrictions on pharmacy benefit manager payment methodologies, among others. As noted above, the Loper decision could result in other legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care-related legislation that could impact the drug approval process.
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
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or our products.*
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing securities issued in any such transactions. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. In February 2024, we entered into the Sales Agreement pursuant to which we may offer and sell, from time to time, up to $150.0 million in shares of our common stock. As of June 30, 2026, we have sold 65,092 shares of our common stock under the Sales Agreement. In October 2024, in connection with the acquisition of ImmPACT, we issued 1,875,000 shares of our common stock at closing (shares reflecting the effect of the 1‑for‑20 reverse stock split we effected in May 2025 (the Reverse Stock Split)), as adjusted for cash payments made in lieu of fractional shares, and, in July 2025, we issued an additional 625,000 shares of our common stock in connection with the achievement of certain clinical milestones, to certain pre‑closing stockholders of ImmPACT. In July 2025, we entered into the SPA, pursuant to which in July 2025, we issued 3,753,752 shares of our common stock in the initial closing and, in March 2026, we issued an additional 1,952,360 shares of our common stock in a subsequent closing. In November 2025 we entered into the exclusive license agreement with ICT pursuant to which we issued 1,900,000 shares of our common stock at closing, 1,100,000 shares of common stock in July 2026 in connection with the achievement of a clinical milestone and may issue up to an additional 750,000 shares of our common stock in the future pursuant to the terms specified in the agreement. See Note 9, Stockholders’ Equity, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10‑Q, for additional details regarding the terms under which we may issue additional securities pursuant to the exclusive license agreement with ICT. To the extent that we raise additional capital through the sale of equity or debt securities, including pursuant to the Sales Agreement or exclusive license agreement with ICT, your ownership interest may be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Any such future issuance of capital stock may result in further dilution of your ownership.

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
Moreover, certain holders of shares of our common stock have rights, subject to conditions, to require us to file or maintain registration statements with the SEC covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, in connection with the acquisition of ImmPACT, in October 2024 we issued 1,875,000 shares of our common stock at closing (shares reflecting the effect of the Reverse Stock Split), as adjusted for cash payments made in lieu of fractional shares, and, in July 2025, we issued an additional 625,000 shares of our common stock in connection with the achievement of certain clinical milestones, to certain pre‑closing stockholders of ImmPACT. Additionally, in connection with the ICT License Agreement, we issued to ICT 1,900,000 shares of our common stock in November 2025 at closing and 1,100,000 shares of our common stock in July 2026 upon the achievement of a clinical milestone. Holders of such shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares for public sale within certain timeframes following the closing of the acquisition and the achievement of milestones, as applicable. In addition, the investors under the SPA have rights to require us to file and maintain one or more registration statements covering the shares issued or issuable to them in the private placement for public sale within certain timeframes. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the second quarter of 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5‑1 trading arrangement or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) and (c) of Regulation S-K, respectively.
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

Lyell Immunopharma, Inc.

Date: August 6, 2026	By:	/s/ SMITAL SHAH
Smital Shah
Chief Financial and Business Officer (Principal Financial Officer)