Form 10-Q
period 2026-09-30
Lyell Immunopharma, Inc.
filed 2026-11-04
CIK 1806952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, the registrant had 24,585,565 shares of common stock, $0.0001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements;
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
•our expectation that our LyFE Manufacturing CenterTM (LyFE) and, if applicable, contract drug manufacturing organizations engaged by us, will provide sufficient drug supply for our ongoing and planned clinical trials and through potential commercial launch; and
•our anticipated use of our existing cash, cash equivalents and marketable securities.
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

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Lyell Immunopharma, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$92,053	$60,181
Marketable securities	85,053	187,039
Prepaid expenses and other current assets	9,108	13,719
Total current assets	186,214	260,939
Restricted cash	1,587	1,585
Marketable securities, non-current	16,882	—
Other investments	19,000	19,000
Property and equipment, net	28,531	34,771
Operating lease right-of-use assets	15,732	18,871
Other non-current assets	5,908	4,886
Total assets	$273,854	$340,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,035	$2,893
Accrued liabilities and other current liabilities	42,236	46,519
Total current liabilities	46,271	49,412
Operating lease liabilities, non-current	34,315	41,921
Other non-current liabilities	547	517
Total liabilities	81,133	91,850
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 500,000 shares authorized at September 30, 2026 and December 31, 2025; 24,581 and 21,251 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	1,926,988	1,867,512
Accumulated other comprehensive (loss) income	(278)	242
Accumulated deficit	(1,733,991)	(1,619,554)
Total stockholders’ equity	192,721	248,202
Total liabilities and stockholders’ equity	$273,854	$340,052
See accompanying notes.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$3	$15	$9	$30
Operating expenses:
Research and development	40,898	28,172	117,026	106,476
General and administrative	9,297	10,687	28,428	34,519
Other operating income, net	(1,897)	(1,591)	(5,552)	(648)
Impairment of long-lived assets	—	—	—	1,443
Total operating expenses	48,298	37,268	139,902	141,790
Loss from operations	(48,295)	(37,253)	(139,893)	(141,760)
Interest income, net	1,905	3,266	6,283	10,404
Other income (expense), net	861	(4,859)	19,173	(2,369)
Total other income (loss), net	2,766	(1,593)	25,456	8,035
Net loss	(45,529)	(38,846)	(114,437)	(133,725)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	(120)	144	(520)	(90)
Comprehensive loss	$(45,649)	$(38,702)	$(114,957)	$(133,815)

Net loss per common share, basic and diluted	$(1.86)	$(2.13)	$(4.93)	$(8.38)
Weighted-average shares used to compute net loss per common share, basic and diluted	24,436	18,268	23,235	15,952
See accompanying notes.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended September 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2026	23,397	$2	$1,922,433	$(158)	$(1,688,462)	$233,815
Issuance of common stock upon exercise of stock options	3	—	41	—	—	41
Issuance of common stock in connection with contingent consideration milestone	1,100	—	—	—	—	—
Issuance of common stock in connection with restricted stock units, net of tax	81	—	—	—	—	—
Stock-based compensation	—	—	4,514	—	—	4,514
Other comprehensive loss	—	—	—	(120)	—	(120)
Net loss	—	—	—	—	(45,529)	(45,529)
Balance as of September 30, 2026	24,581	$2	$1,926,988	$(278)	$(1,733,991)	$192,721

	Nine Months Ended September 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	21,251	$2	$1,867,512	$242	$(1,619,554)	$248,202
Issuance of common stock upon exercise of stock options	6	—	67	—	—	67
Issuance of common stock under employee stock purchase plan	37	—	522	—	—	522
Issuance of common stock in connection with restricted stock units, net of tax	170	—	—	—	—	—
Issuance of common stock in connection with contingent consideration milestone	1,100	—	—	—	—	—
Issuance of common stock in connection with PIPE financing	1,952	—	43,850	—	—	43,850
Issuance of common stock in connection with ATM financing	65	—	1,696	—	—	1,696
Stock-based compensation	—	—	13,341	—	—	13,341
Other comprehensive loss	—	—	—	(520)	—	(520)
Net loss	—	—	—	—	(114,437)	(114,437)
Balance as of September 30, 2026	24,581	$2	$1,926,988	$(278)	$(1,733,991)	$192,721

See accompanying notes.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2025	14,831	$1	$1,738,850	$57	$(1,439,985)	$298,923
Issuance of common stock in connection with restricted stock units, net of tax	84	—	—	—	—	—
Issuance of common stock in connection with contingent consideration milestone	625	—	5,894	—	—	5,894
Issuance of common stock in connection with PIPE financing	3,754	1	57,773	—	—	57,774
Stock-based compensation	—	—	5,232	—	—	5,232
Other comprehensive income	—	—	—	144	—	144
Net loss	—	—	—	—	(38,846)	(38,846)
Balance as of September 30, 2025	19,294	$2	$1,807,749	$201	$(1,478,831)	$329,121

	Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024[1]	14,744	$1	$1,727,638	$291	$(1,345,106)	$382,824
Issuance of common stock under employee stock purchase plan	26	—	183	—	—	183
Issuance of common stock in connection with restricted stock units, net of tax	145	—	1	—	—	1
Issuance of common stock in connection with contingent consideration milestone	625	—	5,894	—	—	5,894
Issuance of common stock in connection with PIPE financing	3,754	1	57,773	—	—	57,774
Stock-based compensation	—	—	16,260	—	—	16,260
Other comprehensive loss	—	—	—	(90)	—	(90)
Net loss	—	—	—	—	(133,725)	(133,725)
Balance as of September 30, 2025	19,294	$2	$1,807,749	$201	$(1,478,831)	$329,121
1. Amounts previously reported for common stock and additional paid-in capital have been retroactively adjusted to reflect the 1-for-20 reverse stock split effected on May 30, 2025. See Note 2.
See accompanying notes.

Lyell Immunopharma, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(114,437)	$(133,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,341	16,260
Depreciation and amortization expense	6,608	9,142
(Gain) loss on securities purchase agreement put/call	(17,561)	4,029
Non-cash lease income	(3,569)	(2,511)
Net amortization and accretion on marketable securities	(2,410)	(3,899)
Change in fair value of success payment liabilities	(1,015)	221
Loss on property and equipment disposals, net	117	3,510
Change in fair value of contingent consideration payable	—	(1,706)
Impairment of long-lived assets	—	1,443
Loss on marketable equity security	—	29
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	3,589	5,216
Accounts payable	1,063	(2,664)
Accrued liabilities and other current liabilities	7,245	(12,546)
Other non-current liabilities	30	(572)
Net cash used in operating activities	(106,999)	(117,773)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(411)	(476)
Sales of property and equipment	5	263
Purchases of marketable securities	(134,290)	(236,099)
Maturities of marketable securities	221,284	321,774
Net cash provided by investing activities	86,588	85,462
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from securities purchase agreement equity issuance	50,000	50,000
Proceeds from employee stock purchase plan	522	184
Proceeds from exercise of stock options	67	—
Proceeds from at-the-market offering, net of offering expenses	1,696	—
Net cash provided by financing activities	52,285	50,184
Net increase in cash, cash equivalents and restricted cash	31,874	17,873
Cash, cash equivalents and restricted cash at beginning of period	61,766	107,287
Cash, cash equivalents and restricted cash at end of period	$93,640	$125,160
Represented by:
Cash and cash equivalents	$92,053	$123,575
Restricted cash	1,587	1,585
Total	$93,640	$125,160
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for amounts included in the measurement of lease liabilities	$9,698	$9,419
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$79	$—
Securities purchase agreement put/call issuance	$—	$7,774
Equity issued for contingent consideration - ImmPACT Bio USA Inc. acquisition	$—	$5,894
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
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect reported amounts and related disclosures. Specific accounts that require management estimates include, but are not limited to, stock-based compensation, valuation of long-lived and acquired assets, the SPA put/call (as defined in Note 7, Fair Value Measurements), other investments and accrued expenses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
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
The prepaid clinical supply balance was $2.1 million and $7.5 million as of September 30, 2026 and December 31, 2025, respectively, and is recorded within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. During the three and nine months ended September 30, 2026, the Company recorded clinical supply expense of $1.4 million and $5.4 million, respectively, reducing the prepaid clinical supply balance.
The Company will recognize any future cash milestones or royalty payments in the period in which the cash milestones or royalty payments become due and payable. The Company has not made or accrued for cash milestones or royalty payments as these have not become due and payable.
The Company determined that the milestone payments payable in the Company’s common stock are subject to accounting under Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation. Consistent with the Company’s treatment of other performance-based equity awards, compensation expense is recognized for the number of shares expected to be earned after assessing the probability that a certain performance condition will be met and the targeted payout level associated with the performance condition expected to be achieved. At each reporting date, the Company is required to evaluate whether achievement of a performance condition is probable. If performance conditions are not met or not expected to be met, any compensation expense previously recognized associated with the awards will be reversed.
A clinical milestone for 1.1 million shares of common stock was achieved during the nine months ended September 30, 2026, and the related shares were issued to ICT in July 2026. The $19.7 million of stock-based compensation expense related to this clinical milestone was recognized in the fourth quarter of 2025, when achievement of the milestone was initially deemed probable, and was recorded within research and development expense. See Note 13, Related-Party Transactions, for information regarding the Company’s related-party relationship with ICT.
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
Remaining contingent consideration consists of a low single-digit royalty on future U.S. net sales of the dual‑targeting CD19/CD20 CAR T‑cell product. Under ASC 815, these royalties are not accounted for as derivatives and are recognized in the period they become due. As of September 30, 2026, no royalty payments have been made or accrued.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the IPO and each two-year anniversary of the IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of September 30, 2026, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The success payment liability was $0.1 million and $0.4 million as of September 30, 2026 and December 31, 2025, respectively, which is recognized in accrued liabilities and other current liabilities. With respect to the Fred Hutch Collaboration Agreement success payment obligations, the Company recognized success payment expense reversal of $0.1 million and expense of approximately $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and expense reversal of $0.4 million and expense of $0.1 million for the nine months ended September 30, 2026 and 2025, respectively, which are recognized in other income (expense), net.
Stanford
License Agreement - In 2019, the Company entered into a license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford”) to license specified patent rights.
Collaboration and Success Payments - In October 2020, the Company entered into a research and collaboration agreement with Stanford (“Stanford Collaboration Agreement”), pursuant to which it granted Stanford rights to certain success payments. The potential payments for the Stanford Collaboration Agreement success payments are based on multiples of increased value ranging from 10 times to 50 times based on a comparison of the per share fair market value of the Company’s common stock relative to the original $36.58 per share issuance price of the Company’s Series A convertible preferred stock, which converted into an equal number of shares of the Company’s common stock in connection with the closing of the IPO. The aggregate success payments to Stanford are not to exceed $200.0 million, which would only occur upon a 50 times increase in value relative to the original $36.58 per share issuance price of the Company’s Series A convertible preferred stock. Each threshold is associated with a success payment, ascending from $10.0 million at $365.76 per share to $200.0 million at $1,828.80 per share, payable if such threshold is reached during the measurement period. The term of the success payment agreement ends on the earlier to occur of (i) October 1, 2029 (the nine-year anniversary of the date of the agreement) and (ii) a change in control transaction.
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
The success payments will be owed if the per share fair value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by the following events: the one-year anniversary of the IPO and each two-year anniversary of the IPO thereafter, the closing of a change in control transaction and the last day of the term of the success payment agreement, unless the term has ended due to the closing of a change of control transaction. As of September 30, 2026, no success payments have been incurred as the per share fair value of the Company’s common stock was below the price required for payment.
The success payment liability was $0.2 million and $0.8 million as of September 30, 2026 and December 31, 2025, respectively, which is recognized in accrued liabilities and other current liabilities. With respect to the Stanford Collaboration Agreement success payment obligations, the Company recognized success payment expense reversal of $0.1 million and expense of $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and success payment expense reversals of $0.6 million and expense of $0.1 million for the nine months ended September 30, 2026 and 2025, respectively, which are recognized in other income (expense), net.
5. Cash Equivalents and Marketable Securities
The fair value and amortized cost of cash equivalents and fixed income marketable securities by major security type are as follows (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$38,387	$—	$—	$38,387
U.S. Treasury securities	93,376	—	(256)	93,120
U.S. government agency securities	4,681	—	(3)	4,678
Corporate debt securities	41,709	—	(19)	41,690
Total cash equivalents and fixed income marketable securities	$178,153	$—	$(278)	$177,875

Classified as:	Fair Value
Cash equivalents	$75,940
Marketable securities	85,053
Marketable securities, non-current	16,882
Total cash equivalents and fixed income marketable securities	$177,875

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$49,766	$—	$—	$49,766
U.S. Treasury securities	175,839	233	—	176,072
U.S. government agency securities	6,528	5	—	6,533
Corporate debt securities	4,430	4	—	4,434
Total cash equivalents and fixed income marketable securities	$236,563	$242	$—	$236,805

Classified as:	Fair Value
Cash equivalents	$49,766
Marketable securities	187,039
Marketable securities, non-current	—
Total cash equivalents and fixed income marketable securities	$236,805
The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for less than 12 months were $107.7 million and zero as of September 30, 2026 and December 31, 2025, respectively. The fair values of money market and fixed income marketable securities held by the Company in an unrealized loss position for greater than 12 months were zero as of both September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, all of the Company’s money market and fixed income marketable securities had a maturity date of two years or less, were available for use and were classified as available‑for‑sale. The Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before recovery of their amortized cost basis. The Company determined that there was no material change in the credit risk of the above investments as of both September 30, 2026 and December 31, 2025. As such, an allowance for credit losses has not been recognized. Gross realized gains and losses were de minimis for the three and nine months ended September 30, 2026 and 2025 and as a result, amounts reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2026 and 2025 were also de minimis. See Note 7, Fair Value Measurements, for additional information regarding cash equivalents and fixed income marketable securities.
6. Other Investments
In prior years the Company made minority ownership strategic investments. As of both September 30, 2026 and December 31, 2025, the aggregate carrying amount of the Company’s strategic investments in non-publicly traded companies was $19.0 million. These investments are measured at initial cost, minus impairment, if any, and plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Cumulative impairments of strategic investments in equity investments without readily determinable fair values still held as of both September 30, 2026 and December 31, 2025 were $23.0 million, reflecting the full impairment of two of the Company’s other investments.
As a part of the acquisition of each of the Company’s other investments, the Company determines whether an investment or other interest is considered a variable interest. As of both September 30, 2026 and December 31, 2025, the Company held an interest in one entity that was concluded to be a variable interest for which the Company was not the primary beneficiary as the Company did not have the power to direct the activities that most significantly impact the economic performance of the variable interest entity. As of both September 30, 2026 and December 31, 2025, the carrying value and maximum exposure to loss of the Company’s variable interests was zero.
7. Fair Value Measurements
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$38,387	$—	$—	$38,387
U.S. Treasury securities	—	93,120	—	93,120
U.S. government agency securities	—	4,678	—	4,678
Corporate debt securities	—	41,690	—	41,690
Total financial assets	$38,387	$139,488	$—	$177,875
Financial liabilities:
Success payment liabilities	—	—	227	227
Total financial liabilities	$—	$—	$227	$227

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$49,766	$—	$—	$49,766
U.S. Treasury securities	—	176,072	—	176,072
U.S. government agency securities	—	6,533	—	6,533
Corporate debt securities	—	4,434	—	4,434
Total financial assets	$49,766	$187,039	$—	$236,805
Financial liabilities:
SPA put/call	$—	$—	$11,411	$11,411
Success payment liabilities	—	—	1,242	1,242
Total financial liabilities	$—	$—	$12,653	$12,653
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
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	Success Payment Liabilities	SPA Put/Call Liability
Balance at December 31, 2025	$1,242	$11,411
Change in fair value (1)	(1,015)	(17,561)
Settlement via equity issuance	—	6,150
Balance at September 30, 2026	$227	$—
(1)The change in fair value of the success payment liabilities and SPA put/call are recorded in other income (expense), net.
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
The following table summarizes the Company’s future minimum operating lease commitments as of September 30, 2026 (in thousands):

Year Ending December 31:
2026 (remaining three months)	$3,262
2027	13,341
2028	13,005
2029	10,398
2030	9,855
Thereafter	2,333
Total undiscounted lease payments	52,194
Less: imputed interest	(7,909)
Total operating lease liabilities	$44,285

Reported as of September 30, 2026:
Short-term portion of lease liabilities (included in accrued liabilities and other current liabilities)	$9,970
Operating lease liabilities, non-current	34,315
Total	$44,285
The operating lease costs for all operating leases were $2.0 million and $2.2 million for the three months ended September 30, 2026 and 2025, respectively, and $6.1 million and $7.0 million for the nine months ended September 30, 2026 and 2025, respectively. The operating lease costs and total commitments for short-term leases were de minimis for the three and nine months ended September 30, 2026 and 2025. Variable lease costs for operating leases were $1.6 million for both the three months ended September 30, 2026 and 2025 and $4.6 million and $5.4 million for the nine months ended September 30, 2026 and 2025, respectively. The weighted-average remaining lease terms for operating leases were 4.1 and 4.8 years as of September 30, 2026 and December 31, 2025, respectively. The weighted‑average discount rate for operating leases was 8.5% as of both September 30, 2026 and December 31, 2025.

The Company entered into subleases in May 2021 and September 2024, whereby the Company agreed to sublease approximately 11,000 and 12,150 square feet, respectively, of its currently leased space in South San Francisco, California. These subleases are classified as operating leases and currently will expire in March 2031 and December 2026, respectively.
In September 2021, the Company entered into a sublease with Sonoma Biotherapeutics, Inc. (“Sonoma”), a related party, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. See Note 13, Related-Party Transactions. As a part of the sublease, in September 2021, the Company received a $4.6 million tenant improvement contribution payment, which was recognized over the term of the sublease. The sublease is classified as an operating lease. In June 2026, the Company and Sonoma amended the sublease to extend the term through September 2027 and revised the subleased space to approximately 3,600 square feet, effective October 2026.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other operating income, net - subleases	$1,897	$1,374	$5,658	$4,134
Sublease income	$1,469	$901	$4,384	$2,701
As a result of the successful technology transfer from the Company’s West Hills, Los Angeles manufacturing facility to the Company’s LyFE manufacturing center in Bothell, Washington, and in connection with the planned closure of the West Hills facility, the associated lease has been classified as a separate asset group as of June 30, 2025. The Company performed an impairment assessment for the nine months ended September 30, 2025. The Company concluded that the carrying value of the West Hills asset group was not recoverable as it exceeded the future undiscounted cash flows the asset is expected to generate from its use and eventual disposition. The Company applied a discounted cash flow method to estimate the fair value of the right‑of-use asset, which represented Level 3 nonrecurring fair value measurements. Based on this analysis, the Company recognized long-lived asset impairment charges of $1.4 million for the nine months ended September 30, 2025 within impairment of long-lived assets in the condensed consolidated statements of operations and comprehensive loss.
9. Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, no shares of preferred stock were outstanding.
Common Stock
The Company is authorized to issue 500 million shares of common stock with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 24,581,407 shares and 21,251,353 shares of the Company’s common stock outstanding, respectively. In July 2026, the Company issued 1.1 million shares of common stock to ICT upon the achievement of a clinical milestone under the ICT License Agreement.
On February 28, 2024, the Company entered into a sales agreement with TD Securities (USA) LLC (formerly known as Cowen and Company, LLC) (“TD Cowen”) acting as the Company’s sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at‑the‑market equity offerings. The Company will pay TD Cowen commissions of up to 3.0% of the gross proceeds of the sale, and reimbursement of certain expenses, under this agreement. Neither the Company nor TD Cowen is obligated to sell any shares under the Sales Agreement. The Company sold 65,092 shares in at-the-market equity offerings valued at approximately $1.7 million during the nine months ended September 30, 2026. No shares were sold under the program during the three months ended September 30, 2026 or the three and nine months ended September 30, 2025.

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
10. Stock-based Compensation
Equity Incentive and Employee Stock Purchase Plans
In June 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”), both of which became effective on the date of the underwriting agreement related to the IPO. Under the 2021 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock appreciation rights, performance awards and other stock-based awards. The term of any stock option granted under the 2021 Plan cannot exceed ten years. Generally, stock options (other than performance-based stock options, discussed below) and RSU awards granted by the Company vest over four years but may be granted with different vesting terms. PSUs and performance-based stock options (“PBOs”) generally vest over a three-year performance period, with vesting subject to the achievement of the associated performance condition. On January 1, 2026, the Company reserved an additional 1,062,567 shares of common stock for issuance under the 2021 Plan representing 5% of the total common shares outstanding as of December 31, 2025. On January 1, 2026, the Company also reserved 212,513 additional shares under the 2021 ESPP representing 1% of the total common shares outstanding as of December 31, 2025.
The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their earnings, subject to plan limitations. Unless otherwise determined by the Company’s board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first date of an offering or on the purchase date. Under the 2021 ESPP, 37,189 shares were issued for the nine months ended September 30, 2026 and 26,062 shares were issued for the nine months ended September 30, 2025.
As of September 30, 2026, 2,457,931 and 376,157 shares were available for future issuance pursuant to the 2021 Plan and the 2021 ESPP, respectively.
Stock-based Compensation Expense
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$2,124	$2,004	$6,499	$6,687
General and administrative	2,390	3,228	6,842	9,573
Total stock-based compensation expense	$4,514	$5,232	$13,341	$16,260
At September 30, 2026, total stock-based compensation cost related to unvested awards not yet recognized was $33.2 million, which is expected to be recognized over a remaining weighted-average period of 2.6 years.
Performance-Based Stock Options
During the three months ended March 31, 2025, the Company granted PBOs to certain key employees. PBOs awarded to employees have a three-year performance period and vest based upon the Company’s performance against a two- and three-year relative total shareholder return (“rTSR”) metric or upon the achievement of certain clinical development milestones. Certain of the clinical development milestones were probable of vesting as of September 30, 2026, representing 7,062 shares. For the portion of PBOs subject to certain clinical development milestones, 50% vest upon the determination of the achievement of the applicable milestone and the remaining 50% vest upon the earlier of (a) one year of service from the date of such determination and (b) the end of the three-year performance period. The vesting of all

PBOs granted is also subject to the respective employee’s continued employment. The Company valued the portion of the PBOs subject to the rTSR metric using a Monte Carlo simulation. The number of PBOs granted subject to the rTSR metrics represents the target number of options that are eligible to be earned based on the achievement of the metrics established at the beginning of the performance period, which ends on December 31st of the three-year performance period. For the portion of PBOs subject to the rTSR metrics, employees may ultimately earn between zero and 200% of the target number of PBOs granted based on the degree of achievement of the applicable rTSR metric. Accordingly, additional PBOs may be issued or currently outstanding PBOs may be canceled upon final determination of the degree of achievement of the applicable rTSR metric. PBOs have contractual terms of ten years from grant date.
A summary of the Company’s PBO activity was as follows:

	Number of PBOs	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
PBOs outstanding as of December 31, 2025(1)	98,868	$11.07	9.11	$1,949
Granted	—	$—
Exercised	—	$—
Canceled or forfeited	—	$—
PBOs outstanding as of September 30, 2026	98,868	$11.07	8.36	$—
PBOs exercisable as of September 30, 2026	—	$—	—	$—
(1)     PBOs outstanding reflect the target number of shares eligible to be earned at the time of grant.
Performance-Based Restricted Stock Units
PSUs have a three-year performance period and vest based upon the Company’s performance against a two- and three-year rTSR metric or upon the achievement of certain clinical development milestones. For the portion of PSUs subject to certain clinical development milestones (other than the bonus clinical development milestone), 50% vest upon the achievement of the applicable milestone, and the remaining 50% vest upon the earlier of (a) one year of service from the date of such achievement and (b) the end of the three-year performance period. The vesting of all PSU awards granted is also subject to the respective employee’s continued employment. The Company valued the portion of PSUs subject to the rTSR metric using a Monte Carlo simulation. The number of PSUs granted subject to the rTSR metrics represents the target number of units that are eligible to be earned based on the achievement of the metrics established at the beginning of the performance period, which ends on December 31st of the three-year performance period. For the portion of PSUs subject to the rTSR metrics, employees may ultimately earn between zero and 200% of the target number of PSUs granted based on the degree of achievement of the applicable rTSR metric. Accordingly, additional PSUs may be issued or currently outstanding PSUs may be canceled upon final determination of the degree of the achievement of the applicable rTSR metric. Stock-based compensation expense recognized for the PSU awards was approximately $0.1 million and approximately $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and $0.4 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively.
A summary of the Company’s PSU activity was as follows:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested PSUs as of December 31, 2025(1)	65,518	$37.51
PSUs granted	—	$—
PSUs vested	(58,238)	$36.00
PSUs forfeited or canceled	—	$—
Unvested PSUs as of September 30, 2026	7,280	$49.60
(1)     PSU grants reflect the target number of shares eligible to be earned at the time of grant.

Restricted Stock Units
A summary of the Company’s RSU activity was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Value at Grant Date Per Share
Unvested RSUs as of December 31, 2025	306,415	$19.77
RSUs granted	342,961	$21.92
RSUs vested	(111,098)	$23.22
RSUs forfeited or canceled	(42,803)	$21.44
Unvested RSUs as of September 30, 2026	495,475	$20.34
Stock Options
A summary of the Company’s stock option activity was as follows:

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2025	2,696,444	$40.32	6.14	$17,090
Granted	768,250	$22.04
Exercised	(6,100)	$11.07
Canceled or forfeited	(357,775)	$39.30
Options outstanding as of September 30, 2026	3,100,819	$35.97	7.03	$1,125
Options exercisable as of September 30, 2026	1,717,958	$48.05	5.52	$1,125
The fair value of stock options and performance-based stock options granted to employees, directors and consultants valued using the Black-Scholes option pricing model was estimated on the date of grant using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.95%	4.31%
Expected volatility	91.6%	84.7%
Expected term (in years)	6.00	6.03
Expected dividend yield	0%	0%
The weighted-average grant date fair value of options granted for the nine months ended September 30, 2026 and 2025 were $16.93 per share and $8.93 per share, respectively.
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
12. Commitments and Contingencies
License and Collaboration Agreements
The Company has entered into certain license and collaboration agreements, including those identified in Note 3, Asset Acquisitions and Contingent Consideration and Note 4, License, Collaboration and Success Payment Agreements

above, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial milestones. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause the discontinuance of the programs, including termination of such agreements. Due to the nature of these agreements, the future potential payments are inherently uncertain, and accordingly no amounts had been recorded for the potential future achievement of these targets as of both September 30, 2026 and December 31, 2025.
13. Related-Party Transactions
In September 2021, the Company entered into a sublease with Sonoma (“Sonoma Sublease”), a company (i) in which the Company is a stockholder and has a board seat and (ii) whose stockholders include stockholders of the Company, whereby the Company agreed to sublease approximately 18,000 square feet of space in South San Francisco, California currently leased by the Company. Dr. Klausner, the Chair of the Company’s board of directors, ceased serving as Chair of, and a member of, the board of directors of Sonoma in April 2026. Stephen Hill, the Company’s Chief Operating Officer, was elected to the board of directors of Sonoma effective June 2026. See Note 8, Leases, for information regarding the terms of the Sonoma Sublease, including the amendment entered into in June 2026. As of September 30, 2026 and December 31, 2025, there were accrued liabilities and other current liabilities of zero and $2.5 million, respectively, in connection with the Sonoma Sublease.
Total operating income from Sonoma and income solely attributable to the Sonoma Sublease are shown in the table below (in thousands). Total operating income includes income attributable to the sublease, as well as additional operating fees recognized in “other operating income, net” such as common area maintenance charges.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sonoma other operating income, net	$1,220	$688	$3,648	$2,077
Sonoma sublease income	$1,027	$466	$3,073	$1,396
In connection with the SPA, ARCH Venture Fund XIII, L.P. participated as a Purchaser by acquiring approximately 0.5 million shares of common stock for aggregate gross proceeds to the Company of $12.5 million at a purchase price of $25.61 per share during the nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, ARCH Venture Fund XIII, L.P. also participated as a Purchaser in the initial closing under the SPA in July 2025, acquiring approximately 0.9 million shares of common stock for aggregate gross proceeds to the Company of $12.5 million at a purchase price of $13.32 per share. ARCH Venture Fund XIII, L.P. filed a Form 3 in July 2025 stating it beneficially owned greater than 10% of the Company’s outstanding common stock as of that date. See Note 9, Stockholders’ Equity - Securities Purchase Agreement, for additional information regarding the SPA.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$3	$15	$9	$30
Less:
Technical operations	12,843	7,974	37,473	37,045
Clinical development	16,345	7,946	44,082	26,106
Support functions	4,644	6,090	15,493	20,217
Lease costs	3,727	4,017	11,151	12,840
Operations management	2,830	2,663	8,004	10,936
Research activities	3,227	2,348	8,412	8,338
Other segment items(1)	1,916	7,823	(10,169)	18,273
Net loss	$45,529	$38,846	$114,437	$133,725
1.Includes stock-based compensation, depreciation, other operating (income) loss, net, interest income, net, and other income (expense), net. For the nine months ended September 30, 2026, includes a $17.6 million gain associated with the settlement of the SPA put/call.
Total expenditures for additions to the Company’s property and equipment, net were approximately $0.1 million and approximately zero for the three months ended September 30, 2026 and 2025, respectively, and $0.5 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively.
15. Subsequent Events
On November 3, 2026, the Company entered into a Securities Purchase Agreement with certain institutional and other accredited investors, pursuant to which the Company agreed to sell and issue in a private placement transaction an aggregate of 7,428,040 shares of common stock, at a purchase price of $10.77 per share, for gross proceeds of approximately $80.0 million, subject to customary closing conditions.

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
We are currently conducting two pivotal trials with ronde-cel in patients with relapsed/refractory (R/R) large B‑cell lymphoma (LBCL). The first, PiNACLE, is a single-arm clinical trial that is a seamless expansion of the third- or later-line (3L+) cohort in the Phase 1/2 trial. In November 2026, we announced updated clinical data from this trial in abstracts accepted for presentation at the 68th American Society of Hematology (ASH) Annual Meeting and Exposition (ASH 2026), taking place December 12–15, 2026. The data are detailed below under “Our Pipeline Programs—Ronde-Cel: Clinical Data.” Updated data from the PiNACLE clinical trial are expected to be reported during the ASH 2026 presentation, including data in additional patients and longer follow-up. The dataset from the fully enrolled pivotal trial is expected in mid-2027, with submission of a Biologics License Application (BLA) expected to follow in the second half of 2027. The PiNACLE trial is evaluating ronde‑cel in patients with R/R LBCL receiving treatment in the 3L+ setting. Dosing is also ongoing in the first-of-its-kind Phase 3 head-to-head CAR T-cell therapy randomized controlled trial, PiNACLE-H2H, for patients with LBCL receiving treatment in the second-line (2L) setting. Patients are randomized to either ronde-cel or investigator’s choice of axicabtagene ciloleucel (axi-cel) or lisocabtagene maraleucel (liso-cel).
To realize the potential of cell therapy for solid tumors, we acquired an exclusive global license for LYL273 (excluding mainland China, Hong Kong, Macau and Taiwan), a guanylyl cyclase C (GCC)-targeted CAR T-cell product candidate, from Innovative Cellular Therapeutics Holdings Limited and Innovative Cellular Therapeutics (collectively, ICT) in November 2025. A 67% overall response rate and an 83% disease control rate with a manageable safety profile have been reported at the highest dose level tested in patients with 3L+ R/R metastatic colorectal cancer (mCRC) in a U.S. Phase 1/2 clinical trial as of the data cutoff date of October 28, 2025. In June 2026, updated safety data from the ongoing trial were shared. The protocol was recently amended to a Phase 1/2 design to enable seamless expansion into a potential pivotal single-arm Phase 2 trial, pending regulatory alignment, and adds new cohorts, including a 2L cohort and a cohort evaluating a combination strategy with radiotherapy. LYL273 is enhanced with CD19 CAR expression and controlled cytokine release designed to improve CAR T-cell expansion, immune cell infiltration and cancer cell killing in the hostile tumor microenvironment. Clinical proof-of-concept for this program was initially demonstrated in 15 patients with mCRC in an investigator-sponsored clinical trial conducted in China and published in JAMA Oncology (September 2024).
We were incorporated in June 2018. We wholly own and operate the LyFE Manufacturing CenterTM (LyFE) capable of providing clinical trial material for our ongoing clinical trials, as well as for commercial launch. We expect

LyFE to have the capacity to manufacture more than 3,000 CAR T-cell doses/year. Our primary activities to date have included clinical development of investigational T‑cell therapies, conducting research and development, building and operating LyFE, acquiring technology, entering into strategic collaboration and license agreements, enabling and executing manufacturing activities in support of our product candidate development efforts, executing clinical trials, organizing and staffing the company, business planning, establishing and maintaining our intellectual property portfolio, regulatory submissions and other preparations to initiate and execute clinical trials, raising capital and providing general and administrative support for these activities.
Our pipeline of next-generation CAR T-cell product candidates targets cancers with large unmet need and is summarized in Table 1 below:
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
The worldwide sales for currently approved CD19 CAR T-cell products are expected to exceed $5 billion by 2030 (Figure 1). Of the approximately 30,000 patients in the U.S. with LBCL, 40% to 50% are refractory to, or relapse following, first-line treatment and we estimate approximately 12,000 to 15,000 patients in the United States with LBCL progress to 2L treatment. We estimate the 3L+ patient population to be approximately 6,000 to 7,000 patients. This estimate reflects findings from a retrospective analysis presented by investigators from Memorial Sloan Kettering Cancer Center that up to 50% of patients with LBCL who progress on first-line therapy received a second regimen of chemotherapy prior to undergoing leukapheresis for CAR T-cell therapy. In a separate Medicare fee-for-service claims analysis, a similar percentage (57%) of patients with LBCL classified as receiving CAR T-cell therapy in the 2L had been administered a second chemotherapy regimen prior to CAR while awaiting referral and/or scheduling for leukapheresis (Figure 2).
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
Liso-cel was evaluated in two pivotal trials conducted in the 2L setting. The first pivotal trial was a randomized controlled trial of liso-cel versus standard-of-care chemoimmunotherapy (TRANSFORM), which did not enroll patients over the age of 75 but did allow bridging therapy with chemotherapy. The complete response rate was 66% and the median progression-free survival was 14.8 months, and the median event-free survival was 10.1 months in the liso-cel arm. Data for patients with primary refractory disease in the 2L were not published from this trial; however, a poster presentation suggested these younger patients (median age of 61 years) with low disease volume (9% of patients with a Sum of Product Diameter > 50 cm2) had similar clinical outcomes between primary refractory and relapsed subgroups. The second pivotal single-arm trial conducted for liso-cel (PILOT), did allow patients over the age of 75 to enroll and included patients ineligible for transplant with primary refractory disease, relapse before 12 months or relapse after 12 months. The complete response rate in the overall patient population was 54% and was 42% in the primary refractory patient population. An analysis by Crombie, et al. of real-world outcomes in patients with R/R LBCL receiving liso-cel using data collected in the Center for International Blood and Marrow Transplant Research Registry from February 2021 to February 2025 was recently published in the journal Blood. In the supplementary appendix, data in 2L patients with primary refractory LBCL treated with liso-cel were reported and demonstrated a 12-month progression-free survival rate of 38%, substantially lower than that for patients with early relapse disease which had a 12-month progression-free survival rate of 62%.
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
Additionally, ronde-cel is manufactured to produce a CAR T-cell product with higher proportions of naïve and central memory T cells through a process that enriches for CD62L-expressing cells. CD62L is a surface protein that acts as a homing beacon, guiding white blood cells to sites of inflammation. CD62L enrichment in ronde-cel’s manufacturing process substitutes for the CD4/CD8 enrichment step in traditional CAR T-cell manufacturing, and generates cell products that are comprised of more than 95% naïve or central memory T cells. This manufacturing process is designed to generate CAR T cells with enhanced antitumor activity, which we believe could result in both increased complete response rates and more durable responses. Naïve T cells are mature T lymphocytes that have differentiated in the bone marrow and undergone central tolerance selection in the thymus, but have not interacted with their antigen. CAR T cells generated from these CD62L-positive less differentiated T cells have been associated with better cell expansion, improved persistence, reduced exhaustion and lower adverse cytokine production compared to CAR T cells generated from traditional processes. The enrichment of CD62L-expressing T cells does not increase the manufacturing time, which is similar to that of the approved CD19 CAR T-cell therapies with a current median vein to ship time of 16 days, expected to be 14 days at the time of potential regulatory approval and commercial launch of ronde-cel. Data from the ZUMA-7 pivotal trial of axi-cel in patients with R/R LBCL demonstrated an improved overall survival in those patients with a higher median percentage of T cells with a naïve/stem memory phenotype in the administered cell product. A recent publication in Nature Medicine reported an analysis of the phenotypic product attributes of axi-cel from 580 patients with NHL across multiple clinical trials with a median follow-up of 42 months. The most significant feature associated with prolonged progression-free survival for axi-cel was a high proportion of naïve-like T cells in the product.
Translational analyses for ronde-cel were presented at the European Hematology Association Annual Congress in June 2026 (EHA 2026), providing a biological basis for ronde-cel’s durable responses, including enhanced memory potential of cytotoxic effector cells from CD62L+ enrichment and CD19/CD20 dual-targeting to overcome low antigen expression.
Ronde-Cel Clinical Development
Our ongoing Phase 1/2 trial of ronde-cel is a multi-cohort, multi-center, open-label dose-escalation and dose‑expansion clinical trial designed to evaluate the safety and clinical benefit of ronde-cel (NCT05826535).

Two abstracts reporting data from this trial have been accepted for presentation at ASH 2026 and include updated data from the 2L and 3L+ cohorts of the Phase 1/2 trial in patients with R/R LBCL, as of the data cutoff date of June 18, 2026. The ronde-cel data included in the published abstracts are now summarized below followed by the data previously presented at the ASH Annual Meeting and Exposition in 2025 (ASH 2025) and EHA 2026.
We first presented positive data, detailed below under “Our Pipeline Programs—Ronde-Cel: Clinical Data,” from the 3L+ and 2L cohorts from the ongoing Phase 1/2 trial during an oral presentation in December at ASH 2025. Based on these data, as well as our End-of-Phase 1 meetings with the U.S. Food and Drug Administration (FDA), we announced the initiation of two pivotal trials of ronde-cel: PiNACLE and PiNACLE-H2H.
The PiNACLE trial, which is underway and enrolling patients, is a seamless expansion of the 3L+ cohort of our Phase 1/2 trial. PiNACLE is a single-arm trial evaluating ronde-cel at a dose of 100 x 106 CAR T cells in patients with LBCL treated in the 3L+ setting. The trial is expected to treat approximately 100 patients with R/R DLBCL, PMBCL, FL3B or tFL who have received two or more prior lines of therapy and have not received CAR T-cell therapy. Patients may be treated with ronde-cel in the inpatient or outpatient setting, with observation near the site limited to 14 days. There is no upper age limit for eligibility, which broadens the addressable patient population. The primary endpoint of the trial is the best overall response rate, including an evaluation of duration of response. More information about the PiNACLE trial can be found on clinicaltrials.gov (NCT05826535). Updated data from the 3L+ cohort, including additional patients and longer follow-up, are expected to be presented at ASH 2026. The data described in the accepted and published ASH 3L+ abstract are provided below. Pivotal data from the PiNACLE trial are expected in mid-2027, with a BLA submission expected to follow in the second half of 2027.
The PiNACLE-H2H trial is a first-of-its-kind Phase 3 head-to-head CAR T-cell therapy randomized controlled trial evaluating ronde-cel versus investigator’s choice of approved CD19 CAR T-cell therapies (axi-cel or liso-cel) in patients with R/R LBCL receiving treatment in the 2L setting. Patients randomized to ronde-cel will be treated with a dose of 100 x 106 CAR T cells. The primary endpoint of the trial is event-free survival. The trial is expected to enroll approximately 400 patients with R/R LBCL (200 per arm), including DLBCL, PMBCL, HGBCL, FL3B, tFL, tMCL or tMZBCL who have not previously received CAR T-cell therapy. Patients may be treated with ronde-cel in either the inpatient or outpatient setting. Patient dosing commenced in February 2026, and clinical site activation is ongoing in the United States, Canada and Australia. More information about the PiNACLE-H2H trial can be found on clinicaltrials.gov (NCT07188558). A progress update from the PiNACLE-H2H trial is expected in the second half of 2026. Now that the PiNACLE-H2H trial is enrolling patients, the 2L cohort in our Phase 1/2 multi-cohort trial is no longer recruiting patients. The data described in the accepted and published ASH 2L abstract are provided below.
In the future, we may expand into other types of B-cell NHL.
Ronde-Cel: Clinical Data
ASH Abstracts 2026
In November 2026, we announced updated data from the 3L+ and 2L cohorts of the Phase 1/2 trial in abstracts accepted for presentation at ASH 2026. The ongoing trial is a multi-cohort, multi-center, dose-escalation, dose-expansion trial. Enrolled patients had not previously received CAR T-cell therapy and there was no upper age limit nor requirement for CD19/CD20 screening prior to enrollment. Bridging therapy was optional and lymphodepletion included fludarabine, 30 mg/m2, and cyclophosphamide, 500 mg/m2, each for three days. The cell manufacturing median vein to ship time was 16 days and the recommended Phase 2 dose was established at 100 x 106 CAR T cells. Imaging response assessments were conducted locally at Day 28, Month 3 and every three months for 24 months. The ongoing trial objectives are safety and tolerability, best overall response rate and complete response rate, duration of response, selection of the recommended Phase 2 dose and cell expansion pharmacokinetics. Day 84 efficacy-evaluable patients are those patients who have a Day 84 imaging response assessment or who have progressed or died.
In the 3L+ cohort, 58 patients received two prior regimens of systemic therapy for R/R LBCL and were administered ronde-cel as of June 18, 2026. Fifty percent had primary refractory disease and 64% were refractory to their last line of therapy. Among Day 84 efficacy-evaluable patients (N = 44), the overall response rate was 91% and the complete response rate was 77%. Median duration of complete response and median progression-free survival were not reached. The estimated rate of continued complete response was 92% at six months and 75% at 12 months, and progression-free survival rates were 76%, 63% and 54% at 6, 12 and 24 months, respectively. The median progression-free survival follow-up time was 12 months. No Grade ≥ 3 CRS was observed and 9% (5/58) of patients were reported to have Grade ≥ 3 immune effector cell-associated neurotoxicity syndrome (ICANS).
In the 2L cohort, 43 patients with R/R LBCL after one prior line of therapy received ronde-cel as of June 18, 2026, of whom 86% had primary refractory disease. Among 37 response-evaluable patients, the overall response rate was 95% and the complete response rate was 76%. Median duration of complete response and median progression-free survival were not reached. The estimated rate of continued complete response was 92% at six months and 67% at 12 months, and progression-free survival rates were 75% and 55% at 6 and 12 months, respectively. The median progression-free survival follow-up time was 9 months. No Grade ≥ 3 CRS was observed and 9% (4/43) of patients were reported to have Grade ≥ 3 ICANS.
Updated results, including additional patients and longer follow-up in the 2L and 3L+ cohorts, will be presented at ASH 2026.
ASH Presentation 2025
We also presented clinical and translational data from our ongoing Phase 1/2 clinical trial of ronde-cel in patients with LBCL at ASH 2025.
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
Patients Treated with Ronde-Cel in the 3L+ Setting
There were 29 efficacy-evaluable 3L+ patients with R/R LBCL (DLBCL, PMBCL, FL3B or tFL) with a median follow‑up time of 12 months as of the data cutoff date. The data are presented in Figure 4 and summarized here:
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
3L+, third- or later-line setting; LBCL, large B-cell lymphoma.

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
2L, second-line setting; LBCL, large B-cell lymphoma.
Safety Data
Updated safety data for ronde-cel from the Phase 1/2 trial were presented at EHA 2026. One hundred and eight patients with R/R LBCL received ronde-cel as of the EHA 2026 data cutoff date of May 5, 2026. In 108 patients, including patients from both the 3L+ and the 2L cohorts, a manageable safety profile potentially appropriate for outpatient administration was observed. Sixty-four of the 108 patients (59%) received dexamethasone prophylaxis (10 mg/day for 3 days). No Grade 3 or higher CRS was reported in any patient. Five cases (8%) of Grade 3 or higher immune effector cell-associated neurotoxicity syndrome (ICANS) were reported in patients receiving dexamethasone prophylaxis. The median time to onset of CRS was 6 days and of ICANS was 7 days in those patients receiving prophylaxis. The median time to resolution of CRS or of ICANS was 3 days. Data are presented in Figure 6.
Figure 6: Adverse events of interest with and without dexamethasone prophylaxis for patients in both the 3L+ and 2L settings.
CRS, cytokine release syndrome; ICANS, immune effector cell-associated neurotoxicity syndrome; IEC-HS, immune effector cell-associated hemophagocytic lymphohistiocytosis-like syndrome; HLH, hemophagocytic lymphohistiocytosis; IV, intravenous; PO, per os (oral).
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

LYL273: GCC-targeted CAR T-cell product candidate for the treatment of R/R mCRC and other GCC‑expressing cancers
In November 2025, we acquired an exclusive global license, outside of mainland China, Hong Kong, Macau and Taiwan, from ICT for a next-generation GCC-targeted CAR T-cell product candidate (LYL273) with promising dose‑dependent clinical activity in patients with R/R mCRC in a Phase 1 trial conducted in the U.S. LYL273 is a GCC‑targeted CAR T-cell product candidate enhanced with CD19 CAR expression and controlled cytokine release designed to improve CAR T-cell expansion, immune cell infiltration and cancer cell killing in the hostile solid tumor microenvironment. LYL273 was granted Fast Track designation for the treatment of mCRC by the FDA. Clinical proof-of-concept was initially demonstrated in an investigator-sponsored clinical trial conducted in China prior to the submission to the FDA of an Investigational New Drug Application (IND). Data from this single-center clinical trial in 15 patients with mCRC conducted in China were published in JAMA Oncology (September 2024).
In the ongoing U.S. Phase 1/2 clinical trial, as of the data cutoff date of October 28, 2025, the overall response rate was 50% (6 of 12 patients) and the disease control rate was 83% across both dose levels. At Dose Level 2, the highest dose tested, the overall response rate was 67%, including one patient with a pathological complete response, one patient with complete reduction in tumor volume of the target lesions (100% partial response) and two additional patients with confirmed partial responses (Figure 7). For patients treated at Dose Level 2, the disease control rate was 83%, and the median progression‑free survival was 7.8 months.
In September 2026, we completed the planned technology transfer of LYL273 to LyFE following FDA review of the improved manufacturing process and updated analytical methods intended to enhance manufacturing performance and increase capacity. Dosing of additional patients with the new process at LyFE is continuing with the goal of determining the recommended Phase 2 dose and optimized safety management plan to support End-of-Phase 1 discussions with the FDA.
Additional data from patients treated in the 3L+ setting of the U.S. Phase 1/2 trial, and an End-of-Phase 1 FDA meeting, are expected in 2027.
Figure 7: Data shown are from 12 patients enrolled in the U.S. Phase 1/2 clinical trial, six at Dose Level 1 and six at Dose Level 2. The left panel depicts target tumor volume change from baseline (%) and the right panel depicts the best overall response and survival after CAR T-cell administration.
We provided a safety update in June 2026 (data cutoff date of May 5, 2026) from the U.S. Phase 1/2 trial following the implementation of gastrointestinal (GI) prophylaxis and a new safety management plan because of previously reported dose-limiting toxicities in one patient at Dose Level 2, including Grade 3 diarrhea, Grade 4 enterocolitis and death from fungal sepsis 48 days post-infusion. Gastrointestinal prophylaxis consisted of infliximab, vedolizumab and budesonide after infusion and prior to symptom onset. Safety data from patients enrolled at Dose Levels 1 and 2 included data from 9 patients who did not receive GI prophylaxis and 10 patients who did receive prophylaxis. The median age of the patients enrolled was 52 years (range, 39 to 74), the patients had received a median of 4 prior lines of therapy for mCRC (range, 2 to 7) and all patients had microsatellite stable disease. No difference in patient demographics and disease characteristics were observed between the two groups.

No Grade ≥ 3 CRS, ICANS or diarrhea/colitis was reported in any patient receiving GI prophylaxis, across Dose Levels 1 and 2. Reports of Grade ≥ 2 diarrhea/colitis decreased from 55% to 10% with GI prophylaxis. Grade 3 or higher diarrhea/colitis occurred in 22% (2/9) of patients who did not receive GI prophylaxis. Evaluation of GCC-CAR cell expansion kinetic data revealed that both peak GCC CAR T-cell expansion and overall exposure are similar with and without GI prophylaxis at Dose Levels 1 and 2.
Based on the new safety data and cell expansion kinetics, the protocol was amended to a Phase 1/2 design to enable seamless expansion into a potential pivotal single-arm Phase 2 trial, pending FDA agreement. New centers are being activated to support trial expansion and new cohorts to explore LYL273 in patients with 2L mCRC and in combination with radiotherapy were also added.
Colorectal cancer (CRC) is the second leading cause of cancer deaths worldwide, and the incidence of colorectal cancer is rising in people younger than 55 years old. In the United States, there were estimated to be 154,000 total new colorectal cancer diagnoses and about 1 in 5 of these diagnoses will occur in people younger than 55 years old. Approximately 53,000 people were estimated to have died from CRC in the U.S. in 2025. Approximately 25% of patients have metastatic disease at the time of diagnosis and up to 60% of patients diagnosed with colorectal cancer will develop distant metastases at some point during their disease journey.
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
Macroeconomic Environment
Our business and operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges such as the effects of disruption between the U.S. and its trading partners due to tariffs or other policies, ongoing geopolitical conflicts (including military conflicts, threatened hostilities and conflicts or heightened tension in geopolitical relations) and related U.S. involvement, supply and commodity price increases, inflationary pressures, fluctuations in the interest rate environment, instability in the banking industry, supply constraints and overall market volatility. Economic uncertainty may persist throughout the remainder of 2026, and the market dynamics and potential business disruptions discussed above and similar adverse conditions may negatively impact our business.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of the changes in fair value of our success payment liabilities and the SPA put/call (defined below) for the three and nine months ended September 30, 2026. Other income (expense), net consists primarily of the changes in fair value associated with our contingent consideration payable related to the ImmPACT acquisition, success payment liabilities and the SPA put/call for the three and nine months ended September 30, 2025.
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

Results of Operations
Three and Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenue	$3	$15	$(12)	$9	$30	$(21)
Operating expenses:
Research and development	40,898	28,172	12,726	117,026	106,476	10,550
General and administrative	9,297	10,687	(1,390)	28,428	34,519	(6,091)
Other operating income, net	(1,897)	(1,591)	(306)	(5,552)	(648)	(4,904)
Impairment of long-lived assets	—	—	—	—	1,443	(1,443)
Total operating expenses	48,298	37,268	11,030	139,902	141,790	(1,888)
Loss from operations	(48,295)	(37,253)	(11,042)	(139,893)	(141,760)	1,867
Interest income, net	1,905	3,266	(1,361)	6,283	10,404	(4,121)
Other income (expense), net	861	(4,859)	5,720	19,173	(2,369)	21,542
Total other income (loss), net	2,766	(1,593)	4,359	25,456	8,035	17,421
Net loss	$(45,529)	$(38,846)	$(6,683)	$(114,437)	$(133,725)	$19,288
Research and Development Expenses
The following table summarizes the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Research activities, collaborations and outside services	$20,025	$7,841	$12,184	$54,159	$29,735	$24,424
Personnel	12,083	10,852	1,231	36,154	44,023	(7,869)
Facilities, technology and depreciation	8,790	9,479	(689)	26,713	32,718	(6,005)
Total research and development expenses	$40,898	$28,172	$12,726	$117,026	$106,476	$10,550
Research and development expenses were $40.9 million and $28.2 million for the three months ended September 30, 2026 and 2025, respectively. The $12.7 million increase was due primarily to a $12.2 million increase in research activities, collaborations and outside services due to increased clinical trial activity and a $1.2 million increase in personnel‑related expenses, partially offset by a $0.7 million reduction in facilities, technology and depreciation expenses primarily due to lower headcount associated with the successful technology transfer of ronde-cel to LyFE in 2025 and reduced depreciation expenses.
Research and development expenses were $117.0 million and $106.5 million for the nine months ended September 30, 2026 and 2025, respectively. The $10.6 million increase was due primarily to a $24.4 million increase in research activities, collaborations and outside services due primarily to increased clinical trials activity, partially offset by a decrease of $7.9 million in personnel expenses and $6.0 million in facilities, technology and depreciation costs primarily due to lower headcount associated with the successful technology transfer of ronde-cel to LyFE in 2025 and reduced depreciation expenses.
General and Administrative Expenses
General and administrative expenses were $9.3 million and $10.7 million for the three months ended September 30, 2026 and 2025, respectively. The $1.4 million decrease was primarily due to a decrease in professional and outside services expenses.
General and administrative expenses were $28.4 million and $34.5 million for the nine months ended September 30, 2026 and 2025, respectively. The $6.1 million decrease was primarily due to a $4.3 million reduction in personnel costs, including a $2.7 million decrease in stock-based compensation expense, primarily due to decreased headcount from the successful technology transfer of ronde-cel in 2025, in addition to a decrease in professional and outside services expenses.
Other Operating Income, Net
Other operating income, net was $1.9 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively, and $5.6 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $4.9 million for the nine months ended September 30, 2026, was primarily due to increased sublease income and reduced losses on disposals of property and equipment; we recognized $3.5 million of such losses for the nine months ended September 30, 2025, primarily in connection with the closure of the West Hills facility in 2025 following the technology transfer of ronde-cel.
Impairment of Long-lived Assets
Impairment of long-lived assets was $1.4 million for the nine months ended September 30, 2025, consisting of the impairment of our West Hills, Los Angeles right‑of‑use lease asset resulting from the closure of the facility subsequent to the successful transition of the manufacturing of ronde‑cel to our LyFE Manufacturing CenterTM. No impairment was recognized for the three and nine months ended September 30, 2026 and three months ended September 30, 2025.
Interest Income, Net
Interest income, net was $1.9 million and $3.3 million for the three months ended September 30, 2026 and 2025, respectively, and $6.3 million and $10.4 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in interest income, net for the three and nine months ended September 30, 2026 was primarily driven by decreased interest rates in 2026 coupled with lower cash equivalent and marketable securities balances.
Other Income (Expense), Net
Other income (expense), net was $0.9 million and $(4.9) million for the three months ended September 30, 2026 and 2025, respectively. The change of $5.7 million was primarily due to a loss of $4.0 million on the SPA put/call recognized in the prior year period that did not recur.
Other income (expense), net was approximately $19.2 million and $(2.4) million for the nine months ended September 30, 2026 and 2025, respectively. The change of $21.5 million was primarily driven by a $17.6 million gain from the change in fair value of our SPA put/call, which was settled in the first quarter of 2026 upon the Milestone Closing, and the $4.0 million prior year loss on the SPA put/call discussed above that did not recur, partially offset by a $1.7 million gain recognized in the prior year period from the change in fair value of our contingent consideration payable that did not recur.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through the sale and issuance of convertible preferred stock, business development activities and the sale of common stock in connection with our initial public offering (IPO), in a private placement financing and pursuant to an at-the-market offering program discussed below. As of September 30, 2026, we had $194.0 million in cash, cash equivalents and marketable securities excluding restricted cash. Since our inception, we have incurred significant operating losses. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates for a few years, if ever. We had an accumulated deficit of $1.7 billion as of September 30, 2026. From June 29, 2018 (inception) through September 30, 2026, we raised an aggregate of $1.5 billion in gross proceeds primarily from the sales of our convertible preferred stock, our IPO and private placements in July 2025 and March 2026 of our common stock pursuant to the SPA.
In February 2024, we entered into a sales agreement (Sales Agreement) with TD Securities (USA) LLC (formerly known as Cowen and Company, LLC) (TD Cowen) as our sales agent with respect to an at-the-market offering program. In accordance with the terms of the Sales Agreement, we may offer and sell from time to time through TD Cowen shares of our common stock having an aggregate offering amount of up to $150.0 million (the Placement Shares). Sales of the Placement Shares are made at prevailing market prices on Nasdaq at the time of sale, or as otherwise agreed with TD Cowen, by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the Securities Act). We pay commissions to TD Cowen of up to 3% of the gross proceeds of the sale of the Placement Shares sold under the Sales Agreement and reimburse TD Cowen for certain expenses. Neither us nor TD Cowen is obligated to sell any shares. During the nine months ended September 30, 2026, we sold 65,092 shares of our common stock under the Sales Agreement for net proceeds of approximately $1.7 million. No shares were sold during the three months ended September 30, 2026 or the three and nine months ended September 30, 2025.

Securities Purchase Agreements
On July 25, 2025, we issued 3,753,752 shares of common stock at a purchase price of $13.32 per share at an initial closing pursuant to the SPA for gross proceeds of approximately $50.0 million. On March 6, 2026, we issued 1,952,360 shares of common stock at a purchase price of $25.61 per share at a subsequent closing pursuant to the SPA for gross proceeds of approximately $50.0 million. On November 3, 2026, we entered into another Securities Purchase Agreement with certain institutional and other accredited investors, pursuant to which we agreed to sell and issue in a private placement transaction an aggregate of 7,428,040 shares of common stock, at a purchase price of $10.77 per share, for gross proceeds of approximately $80.0 million, subject to customary closing conditions.
Future Funding Requirements
We expect to incur additional losses in the foreseeable future as we conduct and expand our research and development efforts, including conducting nonclinical studies and clinical trials, developing new product candidates, expanding, improving and maintaining internal manufacturing capabilities and funding our operations generally. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we anticipate that we will need to raise additional capital in the future to fund our operations, including further development of our product candidates and the commercialization of any approved product candidates. In addition, we regularly consider fund‑raising opportunities and may decide, from time to time, to raise additional capital, including pursuant to the Sales Agreement, based on various factors, including market conditions and our plans of operation.
We are subject to risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.
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
•the extent to which we acquire or invest in businesses, products and technologies; and
•integration of any new businesses, products and technologies into our business.

In the event that additional capital is required, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Material Cash Requirements
We continually evaluate our liquidity and capital resources to ensure that we can adequately and efficiently finance our operations. As of September 30, 2026, our material cash requirements consisted primarily of paying salaries and benefits, administering clinical trials, conducting research, improving our manufacturing capabilities, providing the technology and facilities necessary to support our operations, funding operating lease obligations and other payments related to our license and collaboration agreements and the acquisitions of ImmPACT and our LYL273 license. See Note 3, Asset Acquisitions and Contingent Consideration, Note 4, License, Collaboration and Success Payment Agreements, and Note 8, Leases, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(106,999)	$(117,773)
Investing activities	86,588	85,462
Financing activities	52,285	50,184
Net increase in cash, cash equivalents and restricted cash	$31,874	$17,873
Operating Activities
During the nine months ended September 30, 2026, net cash used in operating activities was $107.0 million, reflecting our net loss of $114.4 million, in addition to non-cash items primarily related to the gain on the SPA put/call of $17.6 million and non-cash lease income of $3.6 million, partially offset by stock-based compensation expense of $13.3 million and depreciation and amortization expense of $6.6 million. Additionally, changes in net operating assets and liabilities of $11.9 million partially offset the net cash used in operating activities.
During the nine months ended September 30, 2025, net cash used in operating activities was $117.8 million, reflecting our net loss of $133.7 million, partially offset by $26.5 million of non-cash items primarily related to stock-based compensation expense of $16.3 million, depreciation and amortization expense of $9.1 million, loss on the SPA put/call of $4.0 million and losses on property and equipment disposals of $3.5 million, partially offset by net amortization and accretion on marketable securities of $3.9 million, non-cash lease income of $2.5 million and the change in the fair value of our contingent consideration payable of $1.7 million. Additionally, net operating assets and liabilities decreased $10.6 million primarily driven by a $12.5 million decrease in accrued liabilities and other current liabilities.
Investing Activities
During the nine months ended September 30, 2026 and September 30, 2025, cash provided by investing activities was $86.6 million and $85.5 million, respectively, consisting primarily of net maturities and purchases of marketable securities.
Financing Activities
During the nine months ended September 30, 2026, cash provided by financing activities was $52.3 million, consisting primarily of $50.0 million of proceeds from the issuance of common stock under the SPA and $1.7 million from our at-the-market equity financing.
During the nine months ended September 30, 2025, cash provided by financing activities was $50.2 million, consisting primarily of proceeds from the issuance of $50.0 million of common stock under the SPA.
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
Interest Rate Risk
We had cash equivalents of $75.9 million as of September 30, 2026, which consisted of money market funds and highly liquid investments purchased with original maturities of three months or less from the purchase date. We also had fixed income marketable securities of $101.9 million as of September 30, 2026. The primary objective of our investment activities is to preserve capital to fund our operations, and we currently do not hedge our interest rate risk exposure. Because our fixed income marketable securities are primarily short-term in duration, our exposure to interest rate risk is not significant, and a hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material effect on our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We had no debt outstanding as of September 30, 2026.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management, with the participation and supervision of our Chief Executive Officer and our Chief Financial and Business Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of September 30, 2026. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial and Business Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial and Business Officer concluded that, as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial and Business Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the quarter ended

September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Financial Condition, Limited Operating History and Need for Additional Capital
We are a late-stage clinical cell therapy company that has incurred substantial losses since our inception, and anticipate that we will continue to incur substantial and increasing net losses for the foreseeable future.
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
Until such time as we complete nonclinical and clinical development and receive regulatory approval of our product candidates and can generate significant revenue from product sales, if ever, we expect to finance our operations from the sale of additional equity or debt financings, or other capital that comes in the form of strategic collaborations, licensing, or other arrangements. Other than the Securities Purchase Agreement we entered into in November 2026, we do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all, and our ability to raise additional capital may be adversely impacted by potentially unfavorable global economic conditions or conditions in the biopharmaceutical industry, including disruptions to, or volatility in, the credit and financial markets in the United States and worldwide, actual or perceived changes in interest rates and economic inflation, the current or anticipated impact of geopolitical instability and otherwise. If we raise additional funds through the issuance of equity or convertible debt securities, including pursuant to the Sales Agreement, it may result in dilution to our existing stockholders. Debt financing or preferred equity financing, if available, may result in increased fixed payment obligations, and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that may restrict our operations. If we raise funds through strategic collaboration, licensing or other arrangements, we may relinquish significant rights or grant licenses on terms that are not favorable to us.
In February 2024, we entered into the Sales Agreement with TD Cowen, acting as our sales agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time in a series of one or more at‑the‑market equity offerings. Neither we nor TD Cowen are obligated to sell any shares. As of September 30, 2026, we have sold 65,092 shares of our common stock under the Sales Agreement. If adequate funds are not available to us on a timely basis, including pursuant to the Sales Agreement, we may be required to delay, limit, reduce or terminate nonclinical studies, clinical trials or other development activities for our product candidates or delay, limit, reduce or terminate our establishment of sales, marketing and distribution capabilities or other activities that may be necessary to commercialize our product candidates, and our business, results of operations and financial condition would be adversely affected.
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
We currently have two product candidates in clinical development. Our lead product candidate, ronde-cel, is under evaluation in two pivotal trials: PiNACLE, a single-arm clinical trial that is a seamless expansion of the 3L+ cohort in the Phase 1/2 trial, evaluating ronde-cel in patients with R/R LBCL receiving treatment in the 3L+ setting, and PiNACLE-H2H, a Phase 3 head-to-head CAR T‑cell therapy randomized controlled trial of ronde-cel for LBCL in the 2L setting. LYL273, a novel GCC-targeted CAR T-cell product candidate, is under evaluation in a U.S. Phase 1/2 dose-escalation, dose-expansion clinical trial in patients with refractory mCRC. We have not yet demonstrated our ability to successfully complete any clinical trials (including any pivotal clinical trials), obtain regulatory approvals, manufacture a commercial‑scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization, and we have previously discontinued clinical development for other programs. We have invested substantial resources in developing our technologies and our product candidates, conducting nonclinical studies, commencing and conducting clinical trials and building our manufacturing facilities and capabilities, each of which will be required prior to any regulatory approval and commercialization. Our ability to generate revenue from product sales, which we do not expect will occur for a few years, if ever, will depend heavily on the successful research and development and eventual commercialization of one or more product candidates in profitable indications and markets. The success of our efforts to identify, develop, manufacture and commercialize product candidates will depend on many factors, including the following:

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
We are seeking to identify and develop a pipeline of product candidates using our proprietary technologies. The scientific research that forms the basis of our efforts to develop product candidates with our technologies is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our technologies is both preliminary and limited. Additionally, although ronde‑cel is in the PiNACLE trial in the 3L+ setting and the PiNACLE-H2H trial in the 2L setting and LYL273 is in Phase 1 clinical development, our current clinical data are limited, and nonclinical data may not translate into humans or may not accurately predict the safety and efficacy of our product candidates in humans. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. Although we have presented clinical data from the PiNACLE trial in the 3L+ setting and the Phase 1/2 trial of ronde‑cel, including data from patients with relapsed/refractory LBCL, and from the Phase 1/2 trial of LYL273 in patients with refractory mCRC, our clinical trials may not generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of our product candidates.
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
Success in research, nonclinical studies and early clinical trials does not ensure that later clinical trials will generate similar results and otherwise provide adequate data to demonstrate the efficacy and safety of an investigational product. Clinical trials may show that one or more of our product candidates are not safe or effective, in which event we may need to abandon development of such product candidates. In fact, a number of companies in the biopharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in early- and late-stage clinical trials, even after seeing promising results in earlier nonclinical studies or clinical trials. Thus, even if the results from our initial research, nonclinical activities or early clinical results appear positive, we do not know whether the current PiNACLE trial in the 3L+ setting and PiNACLE-H2H in the 2L setting for ronde-cel or the Phase 1/2 clinical trial for LYL273 in patients with refractory mCRC or subsequent clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ronde-cel or LYL273. Although we presented clinical data from the PiNACLE trial and the Phase 1/2 clinical trial for ronde‑cel and the Phase 1/2 clinical trial for LYL273, such results may not be predictive of future results in our ronde‑cel and LYL273 clinical trials and may change following blinded independent central review of the imaging data.
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
Clinical development involves a lengthy and expensive process with an uncertain outcome.*
We currently have two product candidates in clinical development. Our lead product candidate, ronde‑cel, is under evaluation in two pivotal trials: PiNACLE, a single-arm clinical trial that is a seamless expansion of the 3L+ cohort in the Phase 1/2 trial, evaluating ronde-cel in patients with R/R LBCL receiving treatment in the 3L+ setting; and PiNACLE-H2H, a Phase 3 head‑to‑head CAR T‑cell therapy randomized controlled trial of ronde‑cel for LBCL in the 2L setting. In addition, LYL273, our novel GCC‑targeted CAR T‑cell product candidate for the treatment of mCRC, is currently in Phase 1 clinical development, and while we are amending the protocol to enable expansion of this trial into a potentially pivotal Phase 2, this remains subject to receiving FDA guidance. The risk of failure of our product candidates, or any product candidates we acquire, is high. The clinical trials and manufacturing of our product candidates, or any product candidates we acquire, are, and the manufacturing and marketing of such product candidates, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
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
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in our clinical trials, we may not continue the development of nor receive approval to market any product candidates, which could prevent us from ever generating product revenues or achieving profitability. Previous clinical trials utilizing CAR T cells to treat hematologic malignancies have shown an increased risk of CRS and ICANS, and approved CAR T-cell therapy products carry a boxed warning concerning the risk of developing secondary T‑cell malignancies. For example, while we observed a manageable safety profile appropriate for potential outpatient administration, initial data from patients with LBCL treated in the 3L+ setting and the 2L setting in our multi-cohort, multi-center Phase 1/2 clinical trial of ronde-cel reported low rates of Grade ≥ 3 ICANS. In addition to CRS and ICANS, diarrhea or colitis have been reported with LYL273. Adverse events may also be associated with the lymphodepletion utilized with cell therapies. If additional adverse events or other side effects are observed in any of our clinical trials that are atypical of, or more severe than, the known side effects of similar cell therapies, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials or we may be required to abandon those trials or our development efforts of one or more product candidates altogether. If such effects are more severe, less reversible than we expect or not reversible at all, we may decide or be required to perform additional studies or to halt or delay further clinical development of any of our product candidates, which could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities. For example, Kite recently announced that the CD19/CD20 CAR T-cell product candidate the company is developing using a rapid manufacturing process, KITE-753, is currently on partial clinical hold due to an increase in reported cases of Grade 3 or 4 ICANS.
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
From time to time, we may also disclose preliminary or interim data from our nonclinical studies and from our or related third-party clinical trials. Preliminary or interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, although we presented clinical data from the PiNACLE trial and the Phase 1/2 trial of ronde‑cel, including data from patients with relapsed/refractory LBCL, our ronde‑cel clinical trials, including the PiNACLE trial and the PiNACLE-H2H trial, may not generate similar results or otherwise provide adequate data to demonstrate the efficacy and safety of ronde-cel. In addition, the enrollment of additional patients into the ongoing U.S. Phase 1/2 clinical trial of LYL273 in patients with refractory mCRC may not generate similar results or otherwise provide adequate data to demonstrate the safety and efficacy of LYL273. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Additionally, disclosure of preliminary or interim data by us or by our competitors could result in volatility in the price of our common stock.
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
We acquired ImmPACT in October 2024 and LYL273 in November 2025 and may not realize the benefits of such acquisitions or any potential future collaborations, licenses, product acquisitions or other strategic transactions.*
We acquired ImmPACT in October 2024 and an exclusive global license, outside of mainland China, Hong Kong, Macau and Taiwan, from ICT for LYL273 in November 2025 with the expectation that these acquisitions will result in various benefits including, among other things, benefits relating to a strengthened market position for Lyell, cost savings and operating efficiencies. Our ability to realize the anticipated benefits of these acquisitions is dependent, in part, on our ability to realize the anticipated cost savings, such as those from the transition of the manufacturing of ronde‑cel and

LYL273 to LyFE, which transfer was recently completed. We may also encounter difficulties that could adversely affect our ability to maintain relationships with existing partners and employees, such as:
•the loss of key employees and associated costs;
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
Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, could result in a reduction in the market price of our securities as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect our business, financial condition and operating results. Additionally, we have made fair value estimates of certain assets and liabilities in recording the ImmPACT acquisition and the exclusive license with ICT. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the acquisition. ImmPACT may have liabilities that we failed or were unable to discover in the course of performing due diligence investigations, or we may not have correctly assessed the significance of certain liabilities of ImmPACT identified in the course of our due diligence. Any such liabilities, individually or in the aggregate, could have an adverse effect on our business, financial condition and results of operations. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.
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
If we license products or acquire businesses, we may not be able to realize the benefit of these transactions if we are unable to successfully integrate them with our existing operations and company culture. There are other risks and uncertainties involved in these transactions, including unanticipated liabilities related to acquired intellectual property rights, products or companies and disruption in our relationship with collaborators or suppliers as a result of such transactions. We cannot be certain that, following an acquisition, license or other strategic transaction, we will achieve the financial or strategic results that would justify such transaction.
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
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.*
Because we have limited financial and management resources, we have chosen to prioritize our pipeline to focus on our most differentiated product candidates. As such, we are currently primarily focused on the clinical development of ronde-cel and LYL273 and nonclinical research into novel CAR T-cell product candidates with new targets that are fully-armed with multiple technologies, each designed to address different barriers to effective cell therapies, including T-cell exhaustion, lack of durable stemness, as well as immune suppression within the hostile tumor microenvironment. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially‑viable products. For example, we discontinued the development of LYL797, LYL845 and LYL119 in 2024 following the acquisition of ImmPACT. Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
International trade policies, including tariffs, sanctions and trade barriers, may adversely affect our business, financial condition, results of operations and prospects.*
We operate in a global economy, which includes utilizing third-party suppliers in certain countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the biopharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. Since then, the U.S. government has announced various trade deals and ongoing negotiations with other countries and regions. In addition, in April 2026, following an investigation by the Bureau of Industry and Security, U.S. Department of Commerce, the U.S. government imposed additional tiered tariffs of up to 100% on imports of certain patented pharmaceuticals and associated active pharmaceutical ingredients and key starting materials manufactured outside of the United States, based on a determination by the Secretary of Commerce that such imports posed a national security risk. As relevant policies are rapidly evolving, it may be difficult to evaluate their potential future impacts. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.
Currently, certain of our suppliers are located outside of the United States, and clinical site activation is ongoing in Canada and Australia. We also rely on specialized laboratory and manufacturing equipment, supplies, materials and precursor compounds, much of which is ultimately sourced from countries outside the United States, to advance our manufacturing and research and development efforts.
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
Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including supply and commodity price increases, inflationary pressures, foreign exchange volatility, financial market instability and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.
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
The process of successfully manufacturing products for clinical testing and commercialization may be particularly challenging, even if such products otherwise prove to be safe and effective. The manufacture of these product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel, for which there is significant competition. The loss of such manufacturing personnel may result in the loss of institutional knowledge and expertise and delays in our manufacturing processes, which may harm our business and financial condition. We may also incur additional costs and expenses related to the recruitment of replacement personnel.
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
We currently manufacture drug products for our clinical trials ourselves. Delays in further qualifying or in receiving regulatory approvals for any manufacturing facility or product candidates, or in expanding our manufacturing capacity, could delay our development plans and thereby limit our ability to generate product revenues.*
We have built our own manufacturing facility, LyFE, in Bothell, Washington. This facility is designed to support the production of nonclinical and clinical development product candidates and early commercialization of products, and ongoing facility and equipment qualification to support clinical production is required. If we are not able to further qualify our existing facility or the appropriate regulatory approvals for the facility are delayed, or if we are unable to otherwise expand our manufacturing capacity as needed, we may be unable to manufacture sufficient quantities of our product candidates, if at all, which would limit our development activities and our opportunities for growth. If LyFE fails to have sufficient capacity to provide drug supply for our ongoing and planned trials and through potential commercial launch, our business and financial condition may be significantly harmed, and we may incur significant additional costs and delays related to the development of our product candidates. While we recently completed the technology transfer for LYL273 to LyFE, if we fail to qualify LyFE for additional production as needed in the future, our business and financial condition may be significantly harmed, and we may incur significant additional costs and delays related to our product development.

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
Failure to comply with applicable regulations could also result in sanctions being imposed on us, including fines, injunctions, civil and/or criminal penalties, a requirement to terminate, vary, suspend or put on hold one or more of our clinical trials, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension, variation or withdrawal of approvals, license suspension or revocation, labeling restrictions or requirements in an approved label, seizures or recalls of product candidates or approved products, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions and criminal prosecutions, any of which could harm our business.
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
We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to help conduct GCP-compliant clinical trials on our product candidates properly and on time. For example, we are relying on CROs to assist us in conducting our ronde-cel clinical trials, including the PiNACLE trial in the 3L+ setting and the PiNACLE-H2H trial in the 2L setting and in the conduct of the ongoing U.S. Phase 1/2 clinical trial for LYL273. Negotiating budgets and contracts with CROs and clinical sites may result in delays to our development timelines and increased costs. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. There can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
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
We currently have no products approved for commercial sale and two product candidates in clinical development. Our lead product candidate, ronde‑cel, is under evaluation in two pivotal trials: PiNACLE, a single-arm clinical trial that is a seamless expansion of the 3L+ cohort in the Phase 1/2 trial, evaluating ronde-cel in patients with R/R LBCL receiving treatment in the 3L+ setting; and PiNACLE-H2H, a Phase 3 head‑to‑head CAR T‑cell therapy randomized controlled trial of ronde‑cel for LBCL in the 2L setting. In addition, LYL273, our novel GCC‑targeted CAR T‑cell product candidate for the treatment of mCRC, is currently in Phase 1 clinical development. The future success of our business is substantially dependent on our ability to obtain regulatory approval for our product candidates, and any product candidates we acquire, for the indications we seek, and, if approved, to successfully commercialize one or more product candidates in a timely manner. Each of our programs and product candidates will require clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.
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
Even if our product candidates obtain regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.*
If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, testing, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product if approved.
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
Moreover, the policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Further, the U.S. Supreme Court’s 2024 decision in Loper Bright Enterprises v. Raimondo (Loper) overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes, and its 2024 decision in Corner Post, Inc. v. Board of Governors of the Federal Reserve System (Corner Post) expanded the time period during which plaintiffs may challenge agency rules by holding that the six‑year statute of limitations for challenging agency action under the Administrative Procedure Act begins to run when a plaintiff is first injured by the challenged action, rather than when the action was issued. Together, these decisions have resulted in, and may continue to increase the frequency and viability of, additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely, including regulations and guidance that have been in place for a substantial period of time. For example, in 2025, a federal district court relied on Loper Bright to invalidate an FDA rule asserting the agency’s authority to regulate laboratory-developed tests as medical devices, finding that the FDA lacked statutory authority to do so. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper and Corner Post decisions may result in increased regulatory uncertainty, inconsistent judicial interpretations, changes to the agency rulemaking process intended to reduce litigation risk and other disruptions to the regulatory process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad.
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
The successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.*
The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, assuming FDA approval. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our product candidates. Our cell therapies are novel and may require additional education and support to achieve reimbursement, if at all.
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
Similarly, a significant trend in the healthcare industry is cost containment. Governmental authorities have announced initiatives to control the cost of prescription drugs and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In addition, the Department of Health and Human Services (HHS) has been empowered to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program established under the Inflation Reduction Act of 2022 (the Inflation Reduction Act). The number of products selected for negotiation has increased each year the program has been in effect and is expected to increase to up to 20 products annually beginning in 2029. Negotiated prices for the first cohort of selected drugs, which included several biologics, took effect January 1, 2026, and are expected to result in a significant reduction in reimbursement from the Medicare program for the affected products on a per unit basis. Various pharmaceutical manufacturers brought constitutional and other legal challenges to the Medicare Drug Price Negotiation Program; in May 2026, the U.S. Supreme Court declined to review lower court decisions rejecting these challenges, which is expected to substantially limit further legal challenges to the program’s continued operation.
In addition, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. If any of our current or future product candidates become subject to the Medicare Drug Price Negotiation Program or similar cost containment measures, or if coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. For additional detail on healthcare reform that may affect our business, see “Healthcare Reform” in Part I, Item 1 of our 2025 Annual Report. As such, cost containment reform efforts may result in an adverse effect on our operations. Obtaining coverage and adequate reimbursement for our product candidates may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Similarly, because our product candidates will be physician-administered, separate reimbursement for the product itself may or may not be available. Instead, the administering physician may or may not be reimbursed for providing the treatment or procedure in which our product is used.
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
We are also subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments and persons targeted by U.S. sanctions.
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
For example, the current administration has entered into agreements with certain pharmaceutical companies that require those drug manufacturers to offer U.S. patients and Medicaid programs prescription drug Most Favored Nation pricing equal to or lower than those paid in other developed nations, including through a direct-to-consumer platform. These actions and proposals include, for example: (1) reducing agency workforces; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most Favored Nation pricing for pharmaceutical products; (3) imposing tiered tariffs of up to 100% on imports of certain patented pharmaceutical products and associated active pharmaceutical ingredients and key starting materials manufactured outside of the United States; and (4) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration has called on Congress to enact “The Great Healthcare Plan” to codify and expand Most Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase and enact restrictions on pharmacy benefit manager payment methodologies, among others. Recent drug pricing initiatives also create uncertainty and could materially affect our future business and financial condition. For example, the administration is pursuing most-favored-nation drug pricing policies for certain prescription drugs. As part of these initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the GENErating cost Reductions for U.S. Medicaid (GENEROUS) Model, which, as of September 2026, extends Most Favored Nation pricing to Medicaid programs in all 50 states, the District of Columbia, and Puerto Rico for covered outpatient drugs and is currently voluntary for manufacturers and states; the finalized Global Benchmark for Efficient Drug Pricing Model (GLOBE) Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs (GUARD) Model for certain Medicare Part D drugs. As noted above, the Loper and Corner Post decisions could result in other legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care-related legislation that could impact the drug approval process.
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
We, and our partners and vendors, are subject to stringent and evolving United States and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. The actual or perceived failure to comply with such obligations by us (or the partners and vendors with whom we work) could lead to regulatory investigations or actions, litigation (including class action claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse business consequences.*
We, and our partners and vendors, including CROs, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process) personal de-identified data and other sensitive information (collectively, sensitive data) in connection with the operations of our business, such as storing or otherwise processing sensitive data to support the conduct of our clinical trials. These processing activities subject us, and our partners and vendors, to various federal, state, local and foreign data privacy and security laws, regulations, guidance and industry standards and we (or the partners and vendors with whom we work) are or may become subject to external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security. If we fail to comply with applicable requirements for processing sensitive data, including in connection with the development of our product candidates or otherwise, or if a partner or vendor fails to comply with the same or misuses sensitive data we provide to it, we may be subject to litigation, regulatory investigations, enforcement actions, fines and criminal or civil penalties, mass arbitration demands, additional reporting requirements and/or oversight, bans on processing personal data and orders to destroy or not use personal data, as well as negative publicity, reputational harm and other adverse business consequences.
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
Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal data than federal, international or other state laws, and such laws may differ from each other and have potentially conflicting requirements that would make compliance challenging, require us to expend significant resources to achieve compliance and restrict our ability to process certain sensitive and personal data. Additionally, effective April 2025, the U.S. Department of Justice’s rule entitled Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, employment of certain individuals and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted.

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
In addition to data privacy and security laws, we are or may become contractually subject to industry standards adopted by industry groups. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Our employees and personnel use AI technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various data privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI. For example, the EU AI Act, a comprehensive legal framework for AI that classifies AI systems by risk level and sets obligations relating to how organizations develop, deploy, document and govern AI, passed the EU, with certain transparency and general-purpose obligations now in effect; in the United States, California, Colorado, Illinois, Connecticut and other states have enacted or are considering laws imposing transparency, notice, bias assessment or human review requirements on the use of AI in consequential decisions, including employment-related decisions. Our use of this technology could result in additional compliance costs, regulatory investigations and actions and lawsuits. If we are unable to use AI, it could make our business less efficient and result in competitive disadvantages. We may use AI outputs to inform certain decisions. If the recommendations, forecasts or analyses that AI applications, including AI agents, produce or assist in producing are deficient, or inaccurate, offensive, illegal, biased or discriminatory, or otherwise harmful, we could be subject to competitive harm and potential legal liability under existing and/or future legislation or regulations, including in the United States and the EU. For example, due to inaccuracies or flaws in the inputs, outputs or logic of the AI technologies, the model could be biased and could result in decisions, or lead us to make decisions, that could bias certain individuals (or classes of individuals) and adversely impact them, such as adversely impacting their ability to obtain certain pricing, products, services or benefits.
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
International expansion of our business would expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.*
As part of our long-term business strategy, we may pursue international expansion, including partnering with academic and commercial testing laboratories and introducing our technology outside the United States. Clinical site activation is also currently ongoing for our PiNACLE-H2H clinical trial evaluating ronde-cel in patients with R/R LBCL in Canada and Australia. Doing business internationally involves a number of risks, including:

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
Further, the sale of pharmaceutical products overseas at lower prices than in the United States could adversely impact our U.S. pricing strategy and financial condition as the U.S. federal health care program moves towards a Most Favored Nation pricing structure. As a result of such policy, we may elect not to expand our business to certain foreign countries, which would limit our market opportunity. Any of these risks, if encountered, could significantly harm our international expansion and operations and, consequently, could have a material adverse effect on our financial condition and results of operations and could adversely affect our ability to successfully implement our business strategy.
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
If we or our partners are sued for patent infringement, we would need to demonstrate that our product candidates, products and methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving that a patent is invalid is difficult and even if we are successful in the relevant proceedings, we may incur substantial costs, and the time and attention of our management and scientific personnel could be diverted from other activities. If one or more claims of any issued third-party patents were held by a court of competent jurisdiction to cover aspects of our materials, formulations, methods of manufacture or methods for treatment, we may have to pay substantial damages, including enhanced damages and attorneys’ fees if we are found to have willfully infringed a patent. Further, we could be forced, including by court order, to cease developing, manufacturing or commercializing the relevant product candidate until the relevant patent expired. Alternatively, we may desire or be required to obtain a license from such third party in order to use the infringing technology and to continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property licensed to us. If we are unable to obtain a necessary license on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.
We may face claims that we misappropriated the confidential information or trade secrets of a third party. If we are found to have misappropriated a third party’s trade secrets, we may be prevented from further using these trade secrets, which could limit our ability to develop our product candidates.
We employ individuals who were previously employed at other biopharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of third parties or such individuals’ former employers. Defending against intellectual property claims, regardless of their merit, could be costly and time consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle before a final judgment, any litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business. During the course of any intellectual property litigation, there could be public announcements of the results of hearings, rulings on motions and other interim proceedings in the litigation and these announcements may have a negative impact on the perceived value of our product candidates, programs or intellectual property. In the event of a successful intellectual property claim against us, we may have to pay substantial damages, including enhanced damages and attorneys’ fees if we are found to have willfully misappropriated third-party intellectual property. In addition to paying monetary damages, we may lose sole ownership of valuable intellectual property rights or may lose personnel, and the parties making claims against us may obtain injunctive or other equitable relief, which could impose limitations on the conduct of our business. As a result of all of the foregoing, any actual or threatened intellectual property claim could prevent us from developing or commercializing a product candidate or force us to cease some aspect of our business operations.
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
Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.*
We have acquired or licensed, or may require in the future, intellectual property rights that have been generated through the use of U.S. government funding or grant. Pursuant to the Bayh-Dole Act, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S.

government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). In December 2023, the prior administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act, and the National Institute of Standards and Technology published for comment a related Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights, which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. Separately, in 2025 the current administration adopted an “affordability” licensing mandate to certain NIH‑owned patents, and the Department of Commerce initiated an inquiry into a major research university’s compliance with Bayh‑Dole Act requirements relating to invention disclosure, U.S. manufacturing preference and commercialization requirements, signaling increased federal scrutiny of Bayh-Dole compliance and the potential exercise of government rights, including march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue given this heightened enforcement environment, and we cannot predict what changes, if any, may result from a final march-in right guidance framework or continued federal enforcement activity. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.
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
•labor discord or disruption, geopolitical events and tensions, social unrest, war, armed conflicts and turmoil, terrorism, political instability, acts of public violence, boycotts, hostilities and health pandemics;
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
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or our products.*
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing securities issued in any such transactions. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. In February 2024, we entered into the Sales Agreement pursuant to which we may offer and sell, from time to time, up to $150.0 million in shares of our common stock. As of September 30, 2026, we have sold 65,092 shares of our common stock under the Sales Agreement. In October 2024, in connection with the acquisition of ImmPACT, we issued 1,875,000 shares of our common stock at closing (shares reflecting the effect of the 1‑for‑20 reverse stock split we effected in May 2025 (the Reverse Stock Split)), as adjusted for cash payments made in lieu of fractional shares, and, in July 2025, we issued an additional 625,000 shares of our common stock in connection with the achievement of certain clinical milestones, to certain pre‑closing stockholders of ImmPACT. In July 2025, we entered into the SPA, pursuant to which in July 2025, we issued 3,753,752 shares of our common stock in the initial closing and, in March 2026, we issued an additional 1,952,360 shares of our common stock in a subsequent closing; in November 2026, we entered into another Securities Purchase Agreement with certain institutional and other accredited investors, pursuant to which we agreed to sell and issue in a private placement transaction an aggregate of 7,428,040 shares of common stock. Additionally, in November 2025 we entered into the exclusive license agreement with ICT pursuant to which we issued 1,900,000 shares of our common stock at closing, 1,100,000 shares of common stock in July 2026 in connection with the achievement of a clinical milestone and may issue up to an additional 750,000 shares of our common stock in the future pursuant to the terms specified in the agreement. See Note 3, Asset Acquisitions and Contingent Consideration, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10‑Q, for additional details regarding the terms under which we may issue additional securities pursuant to the exclusive license agreement with ICT. To the extent that we raise additional capital through the sale of equity or debt securities, including pursuant to the Sales Agreement or exclusive license agreement with ICT, your ownership interest may be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Any such future issuance of capital stock may result in further dilution of your ownership.
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
General Risk Factors
Changes in tax laws or regulations, including those that are applied adversely to us or our customers, may have a material adverse effect on our business, cash flow, financial condition, results of operations, effective tax rate or compliance costs.*
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (including in connection with reforms under consideration or being implemented at an international level by the Organisation for Economic Co-Operation and Development (the OECD)), which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, and tax authorities may disagree with tax positions that we have taken, which could, in each case, result in increased tax liabilities. For example, the Tax Act, the CARES Act, the Inflation Reduction Act and the OBBBA made many significant changes to the U.S. tax laws. For example, the Tax Act made broad and complex changes to the U.S. tax code, including, among other things, reducing the federal corporate tax rate. Additionally, beginning in 2022, the Tax Act required the capitalization of research and experimentation expenses (R&E expenses) with amortization periods over five and fifteen years pursuant to Section 174 of the Code. The OBBBA restored the deductibility of domestic R&E expenses in the year incurred for tax years beginning after December 31, 2024, but retained the capitalization and amortization requirement for foreign R&E expenses. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to any such tax legislation may affect us, and certain aspects of prior tax legislation could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations and the deductibility of expenses under current tax law or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws (whether at the initiative of the U.S. government or international bodies, such as the OECD), could have a material adverse effect on our business, cash flow, financial condition, results of operations, effective tax rate or compliance costs.
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

Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.*
Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, later in March 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. In addition, on May 1, 2023, the FDIC seized First Republic Bank and sold its assets to JPMorgan Chase & Co. In response, the U.S. Department of Treasury, FDIC and Federal Reserve Board implemented the Bank Term Funding Program (BTFP), which provided loans to financial institutions secured by certain government securities held by such financial institutions to mitigate the risk of potential losses on the sale of such instruments; the BTFP ceased making new loans in March 2024 and is no longer available. Since 2023, a number of additional smaller and regional banks have failed, including several in 2026, reflecting continuing stress from elevated interest rates, unrealized losses on securities portfolios and concentrated exposure to commercial real estate at certain institutions. It is uncertain whether the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion. Additionally, the current $250,000 FDIC deposit insurance limit, which has not been increased since 2010, may not be sufficient to cover our deposits or those of our vendors, collaborators or other business partners at any given institution.
While we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations as a result of the matters relating to SVB, Signature Bank, Silvergate Capital Corp. and First Republic Bank, or as a result of subsequent bank failures, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners or industry as a whole may be adversely impacted in ways that we cannot predict at this time.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the third quarter of 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5‑1 trading arrangement or non-Rule 10b5-1 trading arrangement as defined in Item 408(a) and (c) of Regulation S-K, respectively.
Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of October 24, 2024, by and among the Registrant, ImmPACT Bio USA Inc., Inspire Merger Sub Inc. and WT Representative LLC, solely in its capacity as the Representative.	8-K	001-40502	2.1	10/24/2024
3.1	Amended and Restated Certificate of Incorporation.	S-8	333-257249	4.1	06/21/2021
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Lyell Immunopharma, Inc.	8-K	001-40502	3.1	05/28/2025
3.3	Amended and Restated Bylaws.	8-K	001-40502	3.1	12/05/2025
4.1	Form of Common Stock Certificate.	10-Q	001-40502	4.1	08/12/2025
10.1	Offer Letter, by and between the Registrant and Jarrad Aguirre, dated May 7, 2026.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).					X
32.1«	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document.	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

Lyell Immunopharma, Inc.

Date: November 4, 2026	By:	/s/ SMITAL SHAH
Smital Shah
Chief Financial and Business Officer (Principal Financial Officer)